Form 10KSB
period 2005-12-31
MORGAN CREEK ENERGY CORP
filed 2006-03-31
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______


                         Commission file number 0-25455

                            MORGAN CREEK ENERGY CORP.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 201777817
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                       10120 S. Eastern Avenue, Suite 200
                             Henderson, Nevada 89052
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (702) 566-1307
                                 --------------
                           (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None
                             -----------------------
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2005): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed fiscal quarter: December 31, 2005: Not applicable.

          Applicable Only to issuers Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                       N/A

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]


                    Applicable Only to Corporate Registrants

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                               Outstanding as of March 27, 2006
--------------------------------------------------------------------------------
Common Stock, $.001 par value                          10,167,700

                       Documents Incorporated By Reference

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

         Form SB-2 Registration Statement, SEC Registration No. 333-123989

         Prospectus filed pursuant to Rule 424(b)(1), SEC Registration No. 333-123989

INDEX                                                                    PAGE

ITEM 1. DESCRIPTION OF BUSINESS ........................................... 5

ITEM 2. DESCRIPTION OF PROPERTIES ........................................ 22

ITEM 3. LEGAL PROCEEDINGS ................................................ 22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............. 22

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS ....................................................... 22

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATION ............................ 23

ITEM 7. FINANCIAL STATEMENTS ............................................. 31

        CONSOLIDATED BALANCE SHEET ....................................... 33

        CONSOLIDATED STATEMENT OF OPERATIONS ............................. 34

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY ................... 35

        CONSOLIDATED STATEMENTS OF CASH FLOWS ............................ 36

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................... 37

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE ........................... 44

ITEM 8A. CONTROLS AND PROCEDURES ......................................... 44

ITEM 8B. OTHER INFORMATION ............................................... 44

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
             EXCHANGE ACT ................................................ 45

ITEM 10. EXECUTIVE COMPENSATION .......................................... 48

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ................................................ 49

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 50

ITEM 13. EXHIBITS ........................................................ 50

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................... 41

SIGNATURES ............................................................... 51

                           FORWARD LOOKING STATEMENTS

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

Morgan Creek Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form SB-2 that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

     Morgan Creek Energy Corp. was incorporated under the laws of the State of Nevada on October 19, 2004 and has been engaged in the business of exploration of oil and gas bearing properties in the United States since its inception.

     Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Morgan Creek," refers to Morgan Creek Energy Corp.

CURRENT BUSINESS OPERATIONS

Oil and Gas Properties

     We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. On December 17, 2004, we consummated the acquisition of a 75% working interest and a 56.25% net revenue interest in two separate petroleum and natural gas targeted leases, known as the Hurley and Chapman leases, in approximately 560 gross acres located in the Arkoma Basin in the State of Oklahoma for the development and production of coal bed methane gas (collectively, the "Leases" and, individually, the Hurley Lease originally dated December 16, 1983 (the "Hurley Lease"), and the Chapman Lease originally dated December 21, 1983 (the "Hurley Lease"). The Leases are unproved and were acquired for a cash payment of $300,000 and for the issuance to Geneva Energy Corp. ("Geneva") of 6,000,000 shares of our restricted common stock valued at $600,000. The Leases are held by production and are validly existing and in good standing.

     We plan to enter certain wellbores on the Leases to test certain target zones for the presence of commercial quantities of coal bed methane gas ("CBM") gas, and if testing provides evidence of gas quality and sufficient production quantities, we plan to raise capital to undertake a drilling program to establish up to six producing wells, and production infrastructure and pipeline.

     Chapman Lease

The Chapman Lease encompasses approximately 240 acres in Okfuskee County, State of Oklahoma. The original owners and lessors of the Chapman Lease are the Home-Stake Royalty Corporation and the Home-Stake Oil and Gas Company (collectively, the "Chapman Lessors"). We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Chapman Lease was originally for three years, and is currently held indefinitely by production. As long as the lease produces any oil or gas as demonstrated by any marketed quantities of oil or gas, the lease will be deemed to be valid and thus, "held by production" and no further costs will be incurred by us as lessee to the Chapman Lessors of the Chapman Lease.

     In the event that demonstrated marketed production ceases for a twelve-month consecutive period, the Chapman Lease will lapse as it would no longer be classified as held by production. Under these circumstances, the Chapman Lease may be retained by us for an additional cost of $12,000 per annum ($25 per acre x 2 Chapman Lessors x 240 acres). The two $6,000 payments ($25 per acre x 240 acres = $6,000) would be made to each of the Chapman Lessors. To maintain the Chapman Lease in good standing in the event of ceased production for a twelve-month consecutive period, it will cost $12,000 per annum. If production as demonstrated by the sales of any oil or gas in any twelve-month month period is restored, the Chapman Lease would once again be deemed to be "held by production" and the $25 per acre annual shut in charge to each of the Chapman Lessors would cease.

     The unitization of the Chapman Lease is the spacing of wells in any 640 acre section of land. The unitization of the Chapman Lease is currently one gas well for each 640 acres and one oil well for each 80 acres. The Chapman Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

     We obtained a Reserve and Economic Evaluation letter dated December 21, 2004 prepared by Fletcher Lewis Engineering, Inc. (the "Reserve and Economic Evaluation"), which provides information relating to work to be conducted on the Chapman Lease and the fact that the Chapman Lease has had no proved developed producing reserves. As a result, our future revenues may be limited or non-existent. Below is a summary of the key points addressed in the Reserve and Economic Evaluation:

     o Henryetta Coal located throughout the leases at approximately 1701 feet deep and a thickness of approximately 2 to 3 feet;
     o    Henryetta Coal is stratigraphically equivalent to the Croweburg Coal;
     o Croweburg Coal successfully completed 60 miles northeast of this location;
     o Croweburg Coal is typically 1.5 to 3 feet thick with initial test rates of 30 to 50 mcf per day;
     o No tests available to confirm whether the Henryetta Coal will be productive;
     o Recompletion cost of $50,000 without frac makes Chapman Lease ideal to test productive capability of Henryetta Coal; and
     o    Insufficient data exists regarding potential of deeper rights.

     Hurley Lease

The Hurley Lease encompasses approximately 320 acres in Okfuskee County, State of Oklahoma. The original owners and lessors of the Hurley Lease are Lynn McEvers, Rick Hurley, Robert A Dolton and Pearl E. Dolton, and Mary K. Hurley (collectively, the "Hurley Lessors"). We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Hurley Lease was originally for one year, and is currently held indefinitely by production. As long as the lease produces any oil or gas as demonstrated by marketed quantities of oil or gas, the Hurley Lease will be deemed to be valid and thus "held by production" and no further costs will be incurred by us to the owners of the Hurley Lease.

     In the event that demonstrated marketed production ceases for a twelve-month consecutive period, the Hurley Lease will lapse as it would no longer be classified as held by production. Under these circumstances, the Hurley Lease may be retained by us for an additional cost of $1,280 per annum ($1 per acre x 4 Hurley Lessors x 320 acres). The four $320 payments ($1 per acre x 320 acres = $320) would be made to each of the Hurley Lessors. To maintain the Hurley Lease in good standing in the event of ceased production for a twelve-month consecutive period, it will cost $1,280 per annum. If production as demonstrated by the sales of any oil or gas in any twelve-month period is restored, the Hurley Lease would once again be deemed to be "held by production" and the $1 per acre annual shut in charge to each of the Hurley Lessors would cease.

     The unitization of the Hurley Lease is the spacing of wells in any 640 acre section of land. The unitization of the Hurley Lease is currently one gas well for each 640 acres and one oil well for each 80 acres. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

Proposed Future Business Operations

     Our strategy is to complete the further acquisition of additional coal bed methane prospects and other oil and gas opportunities that fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential and fast drilling capital repatriation  from  production  cash  flows to  create  expanding  reserves.  We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane and other gas producing domains, and to implement the drilling of new wells to develop reserves and to provide revenues. We plan to build a strategic base of proven reserves and production.

     As of the date of this Annual Report, our operating plans are to enter certain well bores on our Leases to test certain target zones thought to contain coal bed methane ("CBM") gas, and conduct further geological and engineering studies of our properties to provide evidence of gas quality.

     Our ability to continue to complete planned exploration activities and expand land acquisitions and explore drilling opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained. The two following alternatives provide the basis for business development options:

     (i) Development of current Leases. The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period depends on the outcome of geological and engineering testing occurring over this interval. Subsequent to the completion of current property evaluations, and if the results provide the basis to continue to develop the properties, and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to undertake a drilling program to establish up to six wells on leases in hand, and build production infrastructure and pipeline, and to further raise additional capital to allow this drilling and further land acquisitions.

--------------------------------------------------------------------------------
Activity

--------------------------------------------------------------------------------
Site preparation for entry into current wellbores including of roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required
--------------------------------------------------------------------------------
Pull old well tubing tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water
--------------------------------------------------------------------------------
If gas content conducive to production, complete well by inserting downhole pump and rods, set pumping unit, wellhead, and gas line
--------------------------------------------------------------------------------
Complete pipeline
--------------------------------------------------------------------------------
Create well development model and investment documents to develop 6 wells on subject leases including funding plan
--------------------------------------------------------------------------------
Create investor communications materials, corporate identity
--------------------------------------------------------------------------------
Raise funding for well development,
--------------------------------------------------------------------------------
Drill, complete, and produce from 6 well drilling program (Company's 75% working interest)
--------------------------------------------------------------------------------
Target further leases for exploration potential and obtain further funding to acquire new development targets
--------------------------------------------------------------------------------

     (ii) New lease acquisition and development. If gas quality and quantities are not deemed sufficient from work to be conducted on our current leases during the first six months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

--------------------------------------------------------------------------------
Site preparation for entry into current wellbores including of roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required
--------------------------------------------------------------------------------
Pull old well tubing tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water,
--------------------------------------------------------------------------------
If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets
--------------------------------------------------------------------------------

     We will require additional funding to implement our proposed future business activities. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Plan of Operation."

     We do not expect to purchase any significant equipment or increase significantly the number of our employees during the next twelve months. Our current business strategy is to obtain resources under contract where possible because management believes that this strategy, at its current level of development, provides the best services available in the circumstances, leads to lower overall costs, and provides the best flexibility for our business operations.

COAL BED METHANE GAS

     Natural gas consists primarily of methane, which is produced when organic material is physically turned into coal under extreme geologic conditions. When the coal and methane conversion process occurs such that the resultant coal is saturated with water and methane is trapped within the coal, the result is "coal bed methane." Water permeates coal beds and the water pressure traps the gas within the coal. Because coal has a large and complex internal surface area, it can store volumes of gas six or seven time as much as a conventional nature gas reservoir of equal rock volume. Coal bed methane is kept in place usually by the presence of water. Thus the production of coal bed methane in many cases requires the dewatering of the coal gas to be extracted. Therefore, in a coal bed gas well, water can be produced in large volumes especially in the early stages of production. As the amount of water in the coal decreases, gas production increases.

COMPETITION

     We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

     The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect our business operations.

Regulation of Oil and Natural Gas Production

     Our oil and natural gas exploration, production and related operations are subject to extensive rules and regulations promulgated by federal, state and local authorities and agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

     Many states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.

Federal Regulation of Natural Gas

     The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Since the mid-1980's, FERC has issued a series of orders that have significantly altered the marketing and transportation of natural gas. These orders mandate a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Certain aspects of these orders may be modified as a result of various appeals and related proceedings and it is difficult to predict the ultimate impact of the orders on us and others. Generally, the orders eliminate or substantially reduce the interstate pipelines' traditional role as wholesalers of natural gas in favor of providing only storage and transportation service, and have substantially increased competition and volatility in natural gas markets.

     The price, which we may receive for the sale of oil and natural gas liquids, would be affected by the cost of transporting products to markets. FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. We are not able to predict with certainty the effect, if any, of these regulations on any future operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil and natural gas liquids.

Environmental Matters

     Our  operations  and  properties  will be subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may (i) require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; (ii) limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and (iii) impose substantial liabilities for pollution resulting from our operations. The permits required for several of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental law and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our business operations, as well as the oil and natural gas industry in general.

     The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as A hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

     We intend to acquire leasehold interests in properties that for many years have produced oil and natural gas. Although the previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties. In addition, some of our properties may be operated in the future by third parties over which we have no control. Notwithstanding our lack of control over properties operated by others, the failure of the operator to comply with applicable environmental regulations may, in certain circumstances, adversely impact our business operations.

     The National Environmental Policy Act ("NEPA") is applicable to many of our planned activities and operations. NEPA is a broad procedural statute intended to ensure that federal agencies consider the environmental impact of their actions by requiring such agencies to prepare environmental impact statements ("EIS") in connection with all federal activities that significantly affect the environment. Although NEPA is a procedural statute only applicable to the federal government, a portion of our properties may be acreage located on federal land. The Bureau of Land Management's issuance of drilling permits and the Secretary of the Interior's approval of plans of operation and lease agreements all constitute federal action within the scope of NEPA. Consequently, unless the responsible agency determines that our drilling activities will not materially impact the environment, the responsible agency will be required to prepare an EIS in conjunction with the issuance of any permit or approval.

     The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe teat our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

     Management believes that we are in substantial compliance with current applicable environmental laws and regulations.

RESEARCH AND DEVELOPMENT ACTIVITIES

     No research and development expenditures have been incurred, either on our account or sponsored by customers, to the date of our inception.

EMPLOYEES

     We do not employ any persons on a full-time or on a part-time basis. Douglas Humphreys is our President and Chief Executive Officer, and Grant Atkins is our Chief Financial Officer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

RISK FACTORS

     An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

     Our business is difficult to evaluate because we have a limited operating history. In considering whether to invest in our common stock, you should consider that there is only limited historical financial and operating information available on which to base your evaluation of our performance. Our inception was October 19, 2004 and, as a result, we have a limited operating history.

     We have a history of operating losses and there can be no assurance we will be profitable in the future.

     We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $227,755 from October 19, 2004 (inception) to December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $227,755. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

     Our development of and participation in what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

     We have received a going concern opinion from our independent auditors report accompanying our December 31, 2005 and December 31, 2004 financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

     We will require additional funding in the future. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing, if utilized, could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

     Our acquisitions may not be successful. As part of our growth strategy, we intend to acquire additional oil and gas production properties. Current and subsequent acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

     Our drilling operations may not be successful. We intend to test certain zones in wellbores already drilled on certain of the properties and if results are positive and capital is available, drill additional wells and begin production operations from existing and new wells. There can be no assurance that our current well re-completion activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

     Our production initiatives may not prove successful. The coal beds in the Arkoma Basin in the State of Oklahoma from which we intend to produce methane gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of coal bed methane that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coal bed methane in commercial quantities.

     There is no guarantee that the potential drilling locations we have or acquire in the future will ever produce natural gas or oil, which could have a material adverse effect upon our results of operations.

     We are a new entrant into the oil and gas industry without profitable operating history and no proved developed producing reserves. Since October 19, 2004 (inception), our activities have been limited to organizational efforts, obtaining working capital and acquiring a very limited number of properties. In addition, there is limited information regarding property related production potential or revenue generation potential. Further, our Leases have no probable, proved or developed producing reserves. As a result, our future revenues may be limited or non-existent.

     Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. We describe some of our current prospects in this Annual Report. Our prospects are in various stages of preliminary evaluation and assessment and we have not reached the point where we will decide to drill at all on the subject prospects. However, the use of seismic data, historical drilling logs, offsetting well information, and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities or quality to recover drilling or completion costs or to be economically viable. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

     We may be unable to identify liabilities associated with the properties or obtain protection from sellers against them. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which would have a material adverse effect upon our results of operations.

     The potential profitability of oil and gas ventures depends upon global political and market related factors beyond our control. World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control.

     Production or oil and gas resources if found are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability. Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either appositive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

     If production results from operations, we are dependent upon transportation and storage services provided by third parties. We will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the

Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

     Our results of operations are dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control. If and when production from oil and gas properties is reached, our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand;
(ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil;
(viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

     The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

     The oil and gas industry in which we operate involved many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards. Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures;
(vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

     If any of these events occur, we could incur substantial losses as a result of: (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations.

     If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital.

     The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases. The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

     The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable. The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

     Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our business operations. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

     In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

     We believe that our operations comply, in all material respects, with all applicable environmental regulations. We need insurance to protect our self against risks associated with the leases obtained. The leases allow for entry onto the properties for the purposes of oil and gas exploration. The insurance we require relates solely to developments on the properties for the purposes of oil and gas exploration. We will contract with Oakhills Drilling & Operating, LLC. to complete developments on the properties that relate to oil and gas exploration. Oakhills Drilling & Operating, LLC's insurance policies will cover any and all risks including liability pertaining to oil and gas exploration as they will be executing operational oil and gas aspects for us. Our oil and gas operator, Oakhills Drilling & Operating, LLC, an Oklahoma corporation, maintains in full force and effect insurance coverage that is customary for comparably situated companies for the business being conducted as it relates to the development of properties owned or leased by us. Our management does not believe that we require our own insurance in the current circumstances when our operations in the oil and gas exploration domain are not substantive to warrant in house, non-contract labor. Our contractor's insurance is more than adequate in the circumstances. We reasonably believe that the insurance coverage carried by our intended contact operator, Oakhills Drilling & Operating, LLC, provides reasonable, prudent and customary coverage against all liabilities, claims and risks against which it is customary for comparably situated companies to insure.

     Oakhills Drilling & Operating, LLC carries the following insurance policies and coverage: (i) business automotive policies: $1,000,000 liability, $1,000 medical payment per occurrence and covers all automobiles and pulling units;
(ii) workers compensation policy: $1,000,000 per accident per employee and $1,000,000 per disease per employee; (iii) general liability policy: $2,000,000 aggregate coverage, $1,000,000 per occurrence, $100,000 per fire occurrence, $5,000 medical per person; (iv) drilling rig insurance: $1,000,000 on drilling rig and equipment, $540,000 on triplex mud pump, rig terrorism coverage of $25,000; and (v) umbrella insurance policy: liability coverage of $3,000,000.

     When and if we are convinced that our current leases or those subsequently acquired are capable of hydrocarbon production and sales, and we plan to drill more than one well, we plan to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

     Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability. The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

     We may be unable to retain key employees or consultants or recruit additional qualified personnel. Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Douglas Humphreys, our Chief Executive Officer, and Grant Atkins, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

     Our officers and directors may be subject to conflicts of interest. Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavors, including consulting relationships with other oil and gas entities, and has responsibilities to these other entities. Specifically, Douglas Humphreys is currently a director and drilling operations manager of Lexington Oil & Gas Ltd. Co., the wholly owned subsidiary of Lexington Resources, Inc., a natural resource exploration company engaged in the acquisition and development of oil and natural gas properties in the United States with an operational focus on gas development initiatives in the Arkoma Basin of Oklahoma and in the Dallas Fort Worth Basin of Texas. Mr. Humphreys is also a director of Lexington Resources, Inc. Mr. Humphreys is a director and president of Oakhills Drilling and Operating, LLC, a full service drilling, operating and well completion company. Mr. Humphreys is also a director and president of Paluca Petroleum, Inc., a private Oklahoma based oil and gas services company owned by Mr. Humphreys and his immediate family. Some of the services to be provided by Mr. Humphreys to us in the future may be provided through this business entity. Mr. Humphreys is also a director of GBH Farms, Inc. a private livestock company. Grant Atkins is also currently a director and president of Lexington Resources, Inc. and a director of Lexington Oil & Gas Ltd. Co. Steve Jewett is a director and audit committee member to both Lexington Resources, Inc. and Uranium Energy Corp. He also has a private accounting and tax practice. Bruce Horton is a director and audit committee member to Uranium Energy Corp. He is also an accountant and financial management consultant.

     Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, our officers and directors will be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest.

     One of our shareholders may exercise voting power of more than 50% of our common stock. Geneva Energy Corp. ("Geneva") owns 6,000,000 shares of our restricted common stock, or 59.0% of our outstanding common stock as of the date of this Annual Report. Due to its stock ownership, Geneva may be in a position to elect the board of directors and, therefore, to control our business and affairs including certain significant corporate actions such as acquisitions, the sale or purchase of assets, and the issuance and sale of our securities. Further, Geneva may be able to prevent or cause a change in control. We also may be prevented from entering into transactions that could be beneficial to us without Geneva's consent. The interest of our largest shareholder may differ from the interests of other shareholders.

Risks Related to Our Common Stock

     Sales of a substantial number of shares of our common stock into the public market by certain stockholders may result in significant downward pressure on the price of our common stock and could affect your ability to realize the current trading price of our common stock. Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 10,167,700 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 4,167,700 shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 4,167,700 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

     As of the date of this Annual Report, there are 6,000,000 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the
"Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

     Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

     The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares. As of the date of this Annual Report, our common stock has not commenced trading on the Over-the-Counter Bulletin Board. Upon commencement of trading, there is a volatility associated with Bulletin Board securities in general, and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and
(viii) general economic trends.

     In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

     Additional issuance of equity securities may result in dilution to our existing stockholders. Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

     Our common stock is classified as a "penny stock" under SEC rules which limits the market for our common stock. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If a trading market for our common stock develops, our common stock will probably become subject to the penny stock rules, and shareholders may have difficulty in selling their shares.

     A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. A majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

     Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstance

ITEM 2. DESCRIPTION OF PROPERTIES

     We lease our principal office space located at 10120 S. Eastern Avenue, Suite 200, Henderson, Nevada 89052. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $225 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During fiscal year ended December 31, 2005, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

     As of the date of this Annual Report, shares of our common stock been authorized for trading on the OTC Bulletin Board, but trading has not yet commenced. We anticipate that our shares of common stock will commence trading approximately April 15, 2006. The market for our common stock will be limited and can be volatile.

     As of the date of this Annual Report, we have 49 shareholders of record which does not include shareholders whose shares are held in street or nominee names. We have no outstanding warrants or options to purchase our securities.

DIVIDEND POLICY

     No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

     As of the date of this Annual Report, we have no equity compensation plan.

RECENT SALES OF UNREGISTERED SECURITIES

     As of the date of this Annual Report, and during fiscal year ended December 31, 2005, we engaged in a private placement offering.

Private Placement

     On March 9, 2005, we engaged in a private placement offering under Regulation S of the Securities Act of 1933 Securities Act, as amended (the "Securities Act"). Pursuant to the terms of the private placement, we sold 70,000 shares of our restricted common stock at a subscription price of $0.50 per share for aggregate proceeds of $35,000. Therefore, we issued 70,000 shares of our restricted common stock to two accredited investors in reliance on Regulation S under Securities Act. The shares sold in the offering have been registered on Form SB-2 under the Securities Act with the Securities and Exchange Commission (see section immediately below).

Shares Eligible for Future Sale

     During fiscal year ended December 31, 2005, we filed a registration statement on Form SB-2 under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (the "Registration Statement"). The Securities and Exchange Commission declared the Registration Statement effective on February 14, 2006, pursuant to which certain purchasers of shares, other than affiliates, may resell their shares of common stock aggregating 4,167,700 shares immediately. Upon completion of the Registration Statement, we had 10,167,700 shares of common stock issued and outstanding. A current shareholder who is an "affiliate" of us, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about us. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to year ended December 31, 2005, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

                                                          For the Period from
                                                          Inception (October 19,
                                                          2004) to December 31,
                                                          2005
-------------------------------------------------------   ---------------------
Revenues                                                  $                   0
-------------------------------------------------------   ---------------------
Net Loss                                                  $            (227,755)
-------------------------------------------------------   ---------------------
                                                           For the Year Ended
                                                           December 31, 2005
                                                               (audited)
-------------------------------------------------------   ---------------------
Oil and Gas Revenue                                       $                   0
-------------------------------------------------------   ---------------------
Office and general                                                      152,954
-------------------------------------------------------   ---------------------
Professional fees                                                        51,072
-------------------------------------------------------   ---------------------
Net Loss for the Year                                     $            (204,026)
-------------------------------------------------------   ---------------------

-------------------------------------------------------   ---------------------
Total Number of Shares of Common Stock Outstanding                   10,167,700
-------------------------------------------------------   ---------------------

-------------------------------------------------------   ---------------------
Deficit                                                   $            (227,755)
-------------------------------------------------------   ---------------------
Total Stockholders' Equity                                              481,095
-------------------------------------------------------   ---------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATION

For Fiscal Year Ended December 31, 2005

     Our net loss for fiscal year ended December 31, 2005 was ($204,026). During fiscal year ended December 31, 2005, we recorded no income. During fiscal year ended December 31, 2005, we recorded operating expenses of $204,026, consisting primarily of: (i) $152,954 in office and general expenses; and (ii) $51,072 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

     General and administrative expenses incurred during fiscal year ended December 31, 2005 increased primarily due to the increase in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement.

     Of the $204,026 incurred as general and administrative expenses during fiscal year ended December 31, 2005, an aggregate of $80,000 and an additional $50,000 was incurred by us payable to International Market Trend, Inc. ("IMT"), to develop a corporate identity package including logo, trade name, website, and other administrative identity related items as well as management, business planning, project evaluation, and other consulting services. As of December 31,

2005, we owed IMT $5,000 in consulting expenses. An officer and director of one of our shareholders who holds of record 500,000 shares of common stock, is also an officer and director of IMT.

     A further $74,026 was paid for administrative expenses including legal, engineering, audit, office, and bank charges.

     An aggregate of $200,000 was incurred to American News Publishing, Inc. ("ANP"), for the development of an investor communications package and as a deposit on shareholder communications materials and direct mail distribution costs. Such image advertising services were to include the creation of 16 page newsletter with color photo content about us, printing, posting, and mailing of such newsletter to approximately 150,000 intended readers interested in a new company in the oil and gas industry. A formal written contract was never executed for these services, and such services were to be performed at a date after we were public based upon a verbal agreement. We abandoned our initiative regarding the development of the above referenced investor communications package and shareholder communications materials and implementation of the direct mail communication program with ANP and have rescinded previously contracted services with ANP. As of December 31, 2005, the $200,000 paid to ANP was to be refunded and was booked as a receivable to us. On January 20, 2006, ANP repaid the entire $200,000 fee in connection with the rescission of the verbal agreement.

     Our net loss during fiscal year ended December 31, 2005 was ($204,026) or ($0.02) per share. The weighted average number of shares outstanding was 10,155,015 at December 31, 2005.

For the Period October 19, 2004 (Inception) to December 31, 2004

     Our net loss during the period October 19, 2004 (inception) to December 31, 2004 was ($23,729). During the period October 19, 2004 (inception) to December 31, 2004, we recorded no income. During the period October 19, 2004 (inception) to December 31, 2004, we recorded operating expenses of $23,729, consisting primarily of: (i) $1,951 in office and general expenses; and (ii) $21,778 in professional fees primarily composed of legal and audit/accounting review expenses.

     Our net loss during the period October 19, 2004 (inception) to December 31, 2004 was ($23,729) or ($0.00) per share. The weighted average number of shares outstanding was 4,913,163.

LIQUIDITY AND CAPITAL RESOURCES

     As at fiscal year ended December 31, 2005, our current assets were $207,110 and our current liabilities were $26,015, resulting in working capital of $181,095. As at fiscal year ended December 31, 2005, current assets were comprised of: (i) $7,110 in cash; and (ii) $200,000 due from a related party. As at fiscal year ended December 31, 2005, current liabilities were comprised of:
(i) $16,015 in accounts payable and accrued liabilities; and (ii) $10,000 due to related parties.

     As at fiscal year ended December 31, 2005, our total assets were $507,110 comprised of: (i) $207,110 in current assets; and (ii) $300,000 in carrying value of unproved oil and gas properties. The decrease in total assets during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the decrease in cash.

     As at fiscal year ended December 31, 2005, our total liabilities were $26,015 comprised of current liabilities. The increase in total liabilities during fiscal year ended December 31, 2005 from fiscal year ended December 31, 2004 was primarily due to the increase in amounts due to related parties.

     Stockholders' equity decreased from $650,121 for December 31, 2004 to $481,095 for December 31, 2005.

     We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2005, net cash flows used in operating activities was $(398,389), consisting primarily of a net loss of ($204,026) and the amount of $200,000 due from a related party. For the period October 19, 2004 (inception) to December 31, 2004, net cash flow used in operating activities was $(3,351), consisting primarily of a net loss of $(23,729), which was offset by an increase in accounts payable and accrued liabilities of $20,378.

     For fiscal year ended December 31, 2005, net cash flows used in investing activities was $0 compared to the period October 19, 2004 (inception) to December 31, 2004, whereby net cash flows used in investing activities was $(300,000), which was the result of the acquisition of our oil and gas properties.

     For fiscal year ended December 31, 2005, net cash flow from financing activities was $35,000 compared to the period October 19, 2004 (inception) to December 31, 2004, whereby net cash flow from financing activities was $673,850 pertaining to $673,850 received from proceeds on the sale of our common stock.

     We expect that working capital requirements will continue to be funded through a combination of our existing funds, debt instruments and advances, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

     Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) oil and gas operating properties; (ii) possible drilling initiatives on current properties and future properties; and (iii) future property acquisitions. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

     The independent auditors' report accompanying our December 31, 2005 and December 31, 2004 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

     We do not have any material commitments for fiscal year ended December 31, 2005.

PURCHASE OF SIGNIFICANT EQUIPMENT

     We do not intend to purchase any significant equipment during the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

     Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on our results of operations and financial position.

     The interpretations in staff accounting bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact that the adoption of this standard will have on our results of operations or financial position.

     In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. We believe this Statement will have no impact on our financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on our financial statements.

     In November 2005, FASB issued Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We are required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on our financial statements.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

ACCOUNTING FOR NATURAL GAS AND OIL PRODUCING ACTIVITIES

     We use the full cost method to account for our natural gas and oil producing activities. Under this accounting method, we capitalize substantially all of the costs incurred in connection with the acquisition, development, and exploration of natural gas and oil reserves in full cost pools maintained by geographic areas, regardless of whether reserves are actually discovered and apply a quarterly full cost ceiling test. Adverse changes in conditions (primarily gas price declines) could result in permanent write-downs in the carrying value of oil and gas properties as well as non-cash charges to operations, but would not affect cash flows.

     We have adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2004 management has determined that there are no material asset retirement obligations.

PROPERTY, EQUIPMENT AND DEPRECIATION

     We follow the full cost method of accounting for our oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. We currently operate solely in the U.S.A.

     Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

     The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

     Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

     We apply a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

ITEM 7. FINANCIAL STATEMENTS

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Report of Independent  Registered  Public  Accounting  Firm Dated
February 16, 2006.......................................................... 32

Balance Sheets as at December 31, 2005 and December 31, 2004 .............. 33

Statements of Operations  For Fiscal Year Ended December 31, 2005
and for the Period From October 19, 2004  (Inception) to December
31, 2005 .................................................................. 34

Statement of Stockholders' Equity for the Period From October 19,
2004 (Inception) to December 31, 2005 ..................................... 35

Statements of Cash Flows for the Year Ended December 31, 2005 and
for the Period From October 19, 2004  (Inception) to December 31,
2005 ...................................................................... 36

Notes to Financial Statements ............................................. 37

[LETTERHEAD GRAPHIC OMITTED]



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________


To the Stockholders and Board of Directors of Morgan Creek Energy Corp.:

We have audited the balance sheets of Morgan Creek Energy Corp. (an exploration stage company) as at December 31, 2005 and 2004 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from inception on October 19, 2004 to December 31, 2004 and the period from inception on October 19, 2004 to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 2005, the period from inception on October 19, 2004 to December 31, 2004 and the period from inception on October 19, 2004 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and finance its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "Dale Matheson Carr-Hilton LaBonte"

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 16, 2006


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                          December 31,       December 31,
                                                                             2005               2004
--------------------------------------------------------------------- ------------------- -----------------
                                     ASSETS


CURRENT ASSETS
   Cash                                                                      $     7,110        $  370,499
     Due from related party (Note 5)                                             200,000                 -
--------------------------------------------------------------------- ------------------- -----------------
                                                                                 207,110           370,499

OIL AND GAS PROPERTIES, unproved (Note  3)                                       300,000           300,000
--------------------------------------------------------------------- ------------------- -----------------

                                                                             $   507,110        $  670,499
===================================================================== =================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                $    16,015        $   20,378
     Due to related parties (Note 5)                                              10,000                 -
--------------------------------------------------------------------- ------------------- -----------------
                                                                                  26,015            20,378

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
 Issued and outstanding
     10,167,700 common shares (December 31, 2004 - 10,097,700)                    10,168            10,098
     Additional paid-in-capital                                                  698,682           663,752
   Deficit accumulated during exploration stage                                (227,755)          (23,729)
--------------------------------------------------------------------- ------------------- -----------------

                                                                                 481,095           650,121
--------------------------------------------------------------------- ------------------- -----------------

                                                                             $   507,110        $  670,499
===================================================================== =================== =================

   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS

                                                             October 19, 2004
                                              Year ended      (inception) to     October 19, 2004
                                             December 31,      December 31,       (inception) to
                                                 2005             2004           December 31, 2005
------------------------------------------ ----------------- ------------------ -------------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Office and general                          $   152,954          $   1,951         $   154,905
   Professional fees                                51,072             21,778              72,850
------------------------------------------ ----------------- ------------------ -------------------


NET LOSS FOR THE PERIOD                        $  (204,026)        $  (23,729)        $  (227,755)
========================================== ================= ================== ===================




BASIC AND DILUTED LOSS PER COMMON SHARE         $    (0.02)         $   (0.00)
========================================== ================= ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                               10,155,015          4,913,163
========================================== ================= ==================

   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM OCTOBER 19, 2004 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                     Common Stock         Additional     During
                                                                 Number of                  Paid in    Exploration    Stockholders'
                                                                  Shares       Amount       Capital        Stage        Equity
-------------------------------------------------------------   ----------   ----------   ----------    ----------    ----------
Balance, October 19, 2004                                             --     $     --     $     --      $     --      $     --

Common stock issued for oil and gas property at $0.10 per
share - November 19, 2004                                        6,000,000        6,000      594,000          --         600,000

Capital distribution to founding share holder on
acquisition of oil and gas property (Note 3)                          --           --       (600,000)         --        (600,000)

Common stock issued for cash at $0.10 per share -November
26, 2004 and December 15, 2004                                   3,437,500        3,438      340,312          --         343,750

Common stock issued for cash at $0.50 per share -December
15, 2004                                                           660,200          660      329,440          --         330,100

Net loss for the period
-------------------------------------------------------------   ----------   ----------   ----------    ----------    ----------


Balance, December 31, 2004                                      10,097,700       10,098      663,752       (23,729)      650,121

Common stock issued for cash at $0.50 per share -
March 9, 2005                                                       70,000           70       34,930          --          35,000

Net loss for the year                                                 --           --           --        (204,026)     (204,026)
-------------------------------------------------------------   ----------   ----------   ----------    ----------    ----------

Balance, December 31, 2005                                      10,167,700   $   10,168   $  698,682    $ (227,755)   $  481,095
=============================================================   ==========   ==========   ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                October 19,     October 19,
                                                                                                   2004            2004
                                                                               Year ended     (inception) to  (inception) to
                                                                              December 31,      December 31,    December 31,
                                                                                  2005             2004            2005
-------------------------------------------------------------------------- ------------------- ------------- ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                                        $   (204,026)   $  (23,729)   $    (227,755)
  Adjustment to reconcile net loss
   to net cash from operating activities:
     - Due from related party                                                         (200,000)            -        (200,000)
     - Due to related parties
                                                                                        10,000             -          10,000
    - accounts payable and accrued liabilities                                          (4,363)       20,378          16,015
------------------------------------------------------------------------- -------------------- ------------- ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                (398,389)        (3,351)       (401,740)
------------------------------------------------------------------------- -------------------- ------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                                      -     (300,000)        (300,000)
------------------------------------------------------------------------- -------------------- ------------ -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                  -      (300,000)       (300,000)
------------------------------------------------------------------------- -------------------- ------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                                    35,000       673,850         708,850
------------------------------------------------------------------------- -------------------- ------------- ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               35,000       673,850         708,850
------------------------------------------------------------------------- -------------------- ------------- ---------------

INCREASE (DECREASE)  IN CASH                                                         (363,389)       370,499           7,110

CASH, BEGINNING OF PERIOD                                                              370,499             -               -
------------------------------------------------------------------------- -------------------- ------------- ---------------

CASH, END OF PERIOD                                                                 $    7,110    $  370,499     $     7,110
========================================================================= ==================== ============= ===============


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                         $        -     $       -    $          -
     Cash paid for income taxes                                                     $        -     $       -    $          -
     Common stock issued for acquisition of oil and gas (Note 3)                    $        -     $ 600,000    $    600,000

   The accompanying notes are an integral part of these financial statements.

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America.

During fiscal 2004, the Company completed the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including a 75% working interest and a 56.25% net revenue interest in approximately 560 gross acres of two petroleum and natural gas leases (the "Hurley Lease" and the "Chapman Lease"). The Company plans to enter certain well bores on the subject leases to test certain target zones for contain coal bed methane gas. If testing provides evidence of gas quality and sufficient production quantities, the Company plans to raise capital to undertake a drilling program to establish up to six wells, and production infrastructure and pipeline. If drilling results are not according to geological analysis, the Company will seek to acquire other prospective lands for exploration.

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to December 31, 2005 in the amount of $227,755. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company is funding its initial operations by way of private placements of common stock and advances from related parties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada. The Company's fiscal year end is December 31. The Company's financial statements are presented in US dollars.

Basis of presentation
These financial  statements are presented in United States dollars and have been
prepared  in  accordance  with  United  States  generally  accepted   accounting
principles.

Oil and gas properties
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.A.

Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

________________________________________________________________________________

Oil and Gas Properties (continued)
The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

Estimated future removal and site restoration costs are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. The charge is included in the provision for depletion and depreciation and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

The Company applies a ceiling test to capitalized costs which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate of the estimated future net revenues from production of proven reserves at year end at market prices less future production, administrative, financing, site restoration, and income tax costs plus the lower of cost or estimated market value of unproved properties. If capitalized costs are determined to exceed estimated future net revenues, a write-down of carrying value is charged to depletion in the period.

Asset retirement obligations

The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2005 management has determined that there are no material asset retirement obligations.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Financial instruments
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, fully diluted loss per share is equal to basic loss per share.

________________________________________________________________________________

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2005 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", as issued by the Financial Accounting Standards Board ("FASB"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - transition and disclosure", encourages the use of the fair value based method of accounting for stock-based employee compensation. SFAS No. 123 allows entities to continue to apply the intrinsic value method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and provide pro forma disclosures of net income (loss) and earnings (loss) per share. Under APB 25, compensation cost is measured based on the excess, if any, of the quoted market price or fair value of a company's stock at the grant date (or a later date where the option has variable terms that depend on events after the date of grant) over the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. SFAS 123 allows but does not require that compensation cost resulting from the granting of stock options be measured and reported currently in the income statement and allocated over the remaining life of the option.

The Company has elected to follow APB 25 and provide the pro forma disclosures required under SFAS 123 with respect to stock options granted to employees. The Company will provide pro-forma information and expense information, respectively, as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.
96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

________________________________________________________________________________

Stock-based compensation (continued)

To December 31, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently

________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

evaluating the impact, which the adoption of this standard will have on the Company's results of operations and financial position.

The interpretations in staff accounting bulletin ("SAB") No. 107 express views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R" or the "Statement") and certain Securities and Exchange Commission ("SEC") rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of Statement 123R. Management is currently evaluating the impact that the adoption of this standard will have on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

In November 2005, FASB issued Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired,

________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (continued)

whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on the Company's results of operations or financial condition. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

Hurley-Chapman Prospect
By agreement dated December 17, 2004, the Company acquired a 75% working interest, 56.25% net revenue interest from its founding shareholder, in two sections (560 acres) production held acreage in Okfuskee County, Oklahoma (the "Hurley-Chapman Prospect") with the intention to develop coal bed methane gas producing wells. The lease is unproved and was acquired for a cash payment of $300,000 and for the issuance of 6,000,000 shares at valued at $600,000. (Refer to Note 5).

For accounting purposes the Company has recorded the acquisition of the oil and gas interests at the related party vendor's cost of $300,000 and the issuance of the 6,000,000 shares valued at $600,000 has been recorded as a capital distribution .


NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To December 31, 2005 the Company has not granted any stock options and has not recorded any stock-based compensation.

Private Placements
On November 26, 2004 the Company issued 1,550,000 shares of common stock at $0.10 per share for proceeds of $155,000.

On December 15, 2004 the Company issued 1,887,500 shares of common stock at $0.10 per share for proceeds of $188,750 and 660,200 shares of common stock at $0.50 per share for proceeds of $330,100.

On March 9, 2005 the Company issued 70,000 shares of common stock at a price of $0.50 per share for proceeds of $35,000.

NOTE 5 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During the year ended December 31, 2005 the Company incurred consulting expenses of $80,000 (2004-$nil) and a further $50,000 (2004-$nil) to develop a corporate identity, including logo, trade name, web site and other identity related items with International Market Trend, Inc. ("IMT"). As of December 31, 2005 the Company owed IMT $5,000 (2004-$nil) in consulting expenses. An officer and director of IMT, a private company, is also an officer and director of a corporate shareholder of the Company and has a family member that is a shareholder of the Company. An additional $5,000 is payable to an officer and director for outstanding management fees (2004-$nil).

During the year ended December 31, 2005 the Company paid $200,000 (2004-$nil) to American News Publishing Inc.("ANP") for Investor relations services. An officer and director of ANP, a private company, is also an officer and director of a corporate shareholder of the Company. The services were cancelled and ANP agreed to return the $200,000 to the Company. At December 31, 2005 the $200,000 had not been repaid and was recorded as a receivable. On January 20, 2006 the funds were repaid to the Company in full.

During the period ending December 31, 2004 the Company purchased an oil and gas property interest from the founding shareholder. (Refer to Note 3).

NOTE 6 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $228,000 that may be available to reduce future years' taxable income through 2025. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

________________________________________________________________________________

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Our principal independent accountant from inception to current date is Dale Matheson Carr-Hilton Labonte, Chartered Accountants, 1500-1140 West Pender Street, Vancouver, British Columbia V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of our management, including Douglas Humphreys, our Chief Executive Officer ("CEO") and Grant Atkins, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Humphreys and Atkins concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Audit Committee Report

     Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. Bruce Horton and Mr. Grant Atkins. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are financial experts. The audit committee was organized on November 20, 2004 and operates under a written charter adopted by the Board of Directors.

     The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

     Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

     Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

     Our directors and executive officers, their ages, positions held are as follows:



      NAME               AGE  POSITION WITH THE COMPANY
      ------------------ ---  ------------------------
      Douglas Humphreys   53  President/Chief Executive Officer and Director

      Grant Atkins        45  Treasurer/Chief Financial Officer/Secretary and
                              Director


      Steve Jewett        67  Director

      D. Bruce Horton     61  Director


Business Experience

     The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

     Douglas Humphreys has been our Chief Executive Officer, President and a Director since October 2004. Mr. Humphreys is also a manager and president of Oak Hills Drilling and Operating, LLC, (since February 2005), an oil and gas drilling and operating company based in Holdenville, Oklahoma that acts as our "operator". Most oil and gas related development initiatives including geological, engineering, drilling, well completion, well service, and production related activities will be contracted to our operator who has the necessary operating experience, personnel, equipment, infrastructure, and administration required to develop oil and gas exploration and production initiatives on a cost effective basis without us having to develop these resources in house for our current scale of enterprise. Mr. Humphreys was one of four founding owners of the parent company, Oakhills Drilling and Operating International, Inc., that owns 100% of Oak Hills Drilling and Operating, LLC. Mr. Humphreys is the drilling and operations manager of Lexington Oil & Gas Ltd. Co., and a director and audit committee member of its parent company, Lexington Resources, Inc. since November 2003. Lexington Resources, Inc., and its subsidiary are engaged in the acquisition and development of oil and natural gas properties in the United States with an operational focus on gas development initiatives in the Arkoma Basin of Oklahoma and in the Dallas Fort Worth Basin of Texas. Mr. Humphreys is currently also an oil and gas consultant to his private oil and gas services firm, Paluca Petroleum, Inc. since 1995. Some of the services to be provided by Mr. Humphreys to us in the future may be provided through Paluca Petroleum, Inc. Mr. Humphreys is an officer, director and sole shareholder of Paluca Petroleum, Inc. He is also currently a director of a private company, GHB

Business Experience - Douglas  Humphreys - comtinued

Farms, Inc., a private livestock company (since 1994). Mr. Humphreys received his Bachelor of Science degree in Business and Geology from Southwest Oklahoma State University. Mr. Humphreys has been active in the oil and gas industry for over 30 years, mostly in his home state of Oklahoma and in the surrounding oil and gas rich regions of the mid continent. In addition to oil and gas development related private entities previously mentioned, Mr. Humphreys was previously mid continent operations officer with the public company, Tide West Oil Company (February, 1986 to 1996) that was sold to HS Resources in 1996.

     Grant Atkins has been our Chief Financial Officer and a Director since October 2004. He also acts as a non-independent member of our Audit Committee and acts as Secretary/Treasurer. Mr. Atkins is also currently president (since Dec/2001) and a director (since 1998) of Lexington Resources, Inc., an oil and gas exploration and development company. Lexington Resources, Inc. changed its business direction in December 2003 to oil and gas exploration and production; the same company was formerly named "Intergold Corporation" and was engaged in precious metals exploration in the domestic United States. For the past fifteen years, Mr. Atkins has been self-employed and has acted as a financial and project coordination consultant to clients in government, public, and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. His previous industry experience includes gold, silver, and zinc mining and exploration in China (Vega-Atlantic Corporation), US domestic gold and silver exploration, (Intergold Corporation), biotech cancer immunotherapy (GeneMax Corp.), oil and gas exploration and development (Lexington Resources, Inc., and Petrogen Corp., formerly Hadro Resource, Inc., and a $200 million (CDN funds) radio and tri-service dispatch initiative and deployment of Canadian federal, provincial and municipal shareholders as interim chief financial officer of Emergency Communications for Southwest British Columbia ("E-Comm") (June 1997 to March 1998).

     Steve Jewett has been one of our directors and a member of our Audit Committee since October, 2004. From 1978 to the current date, Mr. Jewett has been the owner and independent operator of Stephen Jewett - Chartered Accountant. During his career, Mr. Jewett was auditor of several public companies, and currently focuses on tax related engagements. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is our Audit Committee's financial expert. Mr. Jewett is also currently a director and audit committee member of Lexington Resources, Inc. since April 30, 2004. Mr. Jewett is also a director and audit committee member to Uranium Energy Corp. since January 2005.

     D. Bruce Horton has been one of our directors and a member of our Audit Committee since October, 2004. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is a director and audit committee member to Uranium Energy Corp. (since March 2005).

     Grant Atkins, Douglas Humphreys, and the Geneva Energy Group may be deemed to be our organizers based upon their activities in founding and organizing our business.

FAMILY RELATIONSHIPS

     There are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

     As of the date of this Annual Report, Messrs. Jewett, Horton and Atkins have been appointed as members to our audit committee. Two of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The audit committee operates under a written charter adopted by the Board of Directors on November 20, 2004.

     The audit committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

     During the last fiscal year ended December 31, 2005, none of our directors were compensated for their roles as directors. Our officers and directors may be reimbursed for any out-of-pocket expenses incurred by them on our behalf. Grant Atkins received an aggregate of $15,000 for work conducted as an officer of the Company during 2005. As of the date of this Annual Report, we do not have any pension, health, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements.

SUMMARY COMPENSATION TABLE

     None of our executive officers received an annual salary and bonus that exceeded $100,000 during fiscal years ended December 31, 2005 and 2004. The following table sets forth the compensation received by our officers and directors fiscal years ended December 31, 2005 and 2004. Generally, our Directors do not receive salaries or fees for serving as directors, nor do they receive any compensation for attending meetings of the Board of Directors. Directors are entitled to reimbursement of expenses incurred in attending meetings.



                                       ANNUAL COMPENSATION      LONG TERM
                                                               COMPENSATION

NAME AND                  FISCAL        SALARY        OTHER     SECURITIES
PRINCIPAL POSITION          YEAR                                UNDERLYING
                                                                 OPTIONS

Douglas Humphreys           2005        $               -0-         -0-
President and  Chief        2004        $  -0-          -0-         -0-
Executive Officer

Grant Atkins                2005        $  -0-     -15,000-         -0-
Chief Financial             2004        $  -0-          -0-         -0-
Officer

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 10,167,700 shares of common stock issued and outstanding.

------------------------------- ---------------------- -----------------------
Name and Address of              Amount and Nature of   Percent of Beneficial
Beneficial Owner                 Beneficial Ownership          Ownership
------------------------------- ---------------------- -----------------------
Douglas Humphreys                         -0-                   0%
7545 Highway 270
Holdenville, Oklahoma 74848
------------------------------- ---------------------- -----------------------
Grant Atkins                              -0-                   0%
10120 S. Eastern Avenue
Henderson, Nevada 89052
------------------------------- ---------------------- -----------------------
D. Bruce Horton                        100,000                1.0%
2443 Alder Street
Vancouver, British Columbia
Canada V6H 4A4
------------------------------- ---------------------- -----------------------
Steve Jewett                             -0-                    0%
1201 - 1633 W. 8th Avenue
Vancouver, British Columbia
Canada V6J 5H7
------------------------------- ---------------------- -----------------------
Newport Capital Corp.                  625,000 (2)            6.14%
Rennweg 28, CH - 8001
Zurich, Switzerland
------------------------------- ---------------------- -----------------------
Geneva Energy Corp.                  6,000,000 (1)(3)        59.01%
2020 Prospect Way
Bellingham, Washington 98229

------------------------------- ---------------------- -----------------------
All Officers and Directors             100,000                 1.0%
(4 total)
------------------------------- ---------------------- -----------------------
     (1) These shares are restricted stock.

     (2) This figure consists of: (i) 500,000 shares of common stock of which Newport Capital Corp. is the record owner; and (ii) 125,000 shares of common stock of which the wife of Brent Pierce is the record owner. Newport Capital Corp. is a corporation organized under the laws of Belize. Brent Pierce is a director and officer of Newport Capital Corp. and has voting and dispositive power over the 500,000 shares of common stock held of record by Newport Capital Corp.

     (3) Geneva Energy Corp. is a corporation organized under the laws of Nevada. The sole director and officer of Geneva Energy Corp. is Marcus Johnson, who has sole voting and dispositive power over the 6,000,000 shares of common stock held of record by Geneva Energy Corp.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         - continued

CHANGES IN CONTROL

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in our control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 19, 2004, we issued 6,000,000 shares of our restricted common stock to Geneva in consideration for the Leases based upon a per share price of $0.10 per share.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

          3.1  Articles of Incorporation (1)

          3.2  Bylaws of Morgan Creek Energy Corp. (1)

          10.1 Asset Purchase Agreement (1)

          10.2 Chapman Leases (2)

          10.3 Hurley Leases (2)

          10.4 Lease Assignment (2)

          10.5 Charter of Audit Committee (1)

          10.6 Ethics Charter (1)

          10.7 American News Publishing Rescission Letter (3)

          5.1  Fletcher Lewis Consent (3)

          31.1 Certification  of  Chief  Executive   Officer  Pursuant  to  Rule
               13a-14(a) or 15d-14(a) of the Securities Exchange Act.

          31.2 Certification  of  Chief  Financial   Officer  Pursuant  to  Rule
               13a-14(a) or 15d-14(a) of the Securities Exchange Act.

          32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2) Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3) Incorporated by referenced from Form SB-2/A filed with the Commission on January 13, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     During fiscal year ended December 31, 2005, we incurred approximately $15,100 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

     During fiscal year ended December 31, 2004, we incurred approximately $6,700 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

     During fiscal year ended December 31, 2005, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MORGAN CREEK ENERGY CORP.


Dated: March 29, 2006                     By: /s/DOUGLAS HUMPHREYS
                                              ----------------------------------
                                              Douglas Humphreys, President/Chief
                                              Executive Officer



Dated: March 29, 2006                         By: /s/ GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, Treasurer/Chief
                                              Financial Officer/Secretary