Form 10QSB
period 2006-03-31
MORGAN CREEK ENERGY CORP
filed 2006-05-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-127185

MORGAN CREEK ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-1777817
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

10120 S. Eastern Avenue
Suite 200
Henderson, Nevada 89052
(Address of Principal Executive Offices)

(702) 566-1307
(Issuer's telephone number)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒ No ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐  No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class
 Outstanding as of May 14, 2006 10,167,700

Common Stock, $.001 par value

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

BALANCE SHEETS	5

INTERIM STATEMENTS OF OPERATIONS	6

INTERIM STATEMENTS OF CASH FLOWS	7

NOTES TO INTERIM FINANCIAL STATEMENTS	8

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$39,688	$7,110
Due from related party (Note 5)	-	200,000
	39,688	207,110

OIL AND GAS PROPERTIES, unproved (Note 3)	300,000	300,000

	$339,688	$507,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$10,085	$16,015
Due to related parties (Note 5)	40,542	10,000
	50,627	26,015

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding
10,167,700 common shares (December 31, 2005 - 10,167,700)	10,168	10,168
Additional paid-in-capital	698,682	698,682
Deficit accumulated during exploration stage	(419,789)	(227,755)

	289,061	481,095

	$339,688	$507,110

GOING CONCERN (Note 1)

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	For three months ended March 31, 2006	For three months ended March 31, 2005	October 19, 2004 (inception) to March 31, 2006

GENERAL AND ADMINISTRATIVE EXPENSES

Office and general	$180,954	$251,234	$335,859
Professional fees	11,080	23,208	83,930

NET LOSS FOR THE PERIOD	$(192,034)	$(274,442)	$(419,789)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,167,700	10,115,589

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	For the three month period ended March 31, 2006	For the three month period Ended March 31, 2005	October 19, 2004 (inception) to March 31, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$ (192,034)	$ (274,442)	$ (419,789)
Changes in working capital assets and liabilities:
- Due from related party	200,000	-	-
- Due to related parties	(9,458)	-	542
- accounts payable and accrued liabilities	(5,930)	(5,134)	10,085

NET CASH USED IN OPERATING ACTIVITIES	(7,422)	(279,576)	(409,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	-	-	(300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	40,000	-	40,000
Proceeds on sale of common stock	-	35,000	708,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,000	35,000	748,850

INCREASE (DECREASE) IN CASH	32,578	(244,576)	39,688

CASH, BEGINNING OF PERIOD	7,110	370,499	-

CASH, END OF PERIOD	$39,688	$125,923	$39,688

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for oil and gas property (Note 3)	$-	$-	$600,000

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Morgan Creek Energy Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America.

During fiscal 2004, the Company completed the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including a 75% working interest and a 56.25% net revenue interest in approximately 560 gross acres of two petroleum and natural gas leases (the "Hurley Lease" and the “Chapman Lease”). The Company plans to enter certain well bores on the subject leases to test certain target zones for contain coal bed methane gas. If testing provides evidence of gas quality and sufficient production quantities, the Company plans to raise capital to undertake a drilling program to establish up to six wells, and production infrastructure and pipeline. If drilling results are not according to geological analysis, the Company will seek to acquire other prospective lands for exploration.

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. The Company has a deficit accumulated to March 31, 2006 in the amount of $419,789. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada. The Company’s fiscal year end is December 31.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2006 management has determined that there are no material asset retirement obligations.

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

Financial instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-Based Compensation
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

To March 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

NOTE 3 - OIL AND GAS PROPERTIES

Hurley-Chapman Prospect
By agreement dated December 17, 2004, the Company acquired a 75% working interest, 56.25% net revenue interest from its founding shareholder, in two sections (560 acres) production held acreage in Okfuskee County, Oklahoma (the “Hurley-Chapman Prospect”) with the intention to develop coal bed methane gas producing wells. The lease is unproved and was acquired for a cash payment of $300,000 and for the issuance of 6,000,000 shares at valued at $600,000. (Refer to Note 5).

For accounting purposes the Company has recorded the acquisition of the oil and gas interests at the related party vendor’s cost of $300,000 and the issuance of the 6,000,000 shares valued at $600,000 has been recorded as a capital distribution.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

To March 31, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2006 the Company incurred consulting expenses of $160,000 (2005-$nil) of which $42,500 (2004-$nil) was for assisting the Company to obtain a listing on the Frankfurt Exchange - $35,000 in administration fee as per contract and a further $75,000 (2005-$nil) for an Investor awareness mailing program in Germany and $7,500 (2005 - $nil) to update and change the Company’s web site and other identity related items with International Market Trend, Inc. (“IMT”). An officer and director of IMT, a private company, is also an officer and director of a corporate shareholder of the Company and has a family member that is a shareholder of the Company. An additional $15,000 was paid to an officer and director for management fees (2005-$nil).

During the period ended March 31, 2006, the Company received an advance of $40,000 from an officer and director of IMF. This advance is unsecured, non-interest bearing and has no fixed terms of repayment.
During the year ended December 31, 2005 the Company paid $200,000 (2004-$nil) to American News Publishing Inc. (“ANP”) for Investor relations services. An officer and director of ANP, a private company, is also an officer and director of a corporate shareholder of the Company. The services were cancelled and ANP agreed to return the $200,000 to the Company. On January 20, 2006 the funds were repaid to the Company in full.

During the period ending December 31, 2004 the Company purchased an oil and gas property interest from the founding shareholder. (Refer to Note 3).

NOTE 6 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of March 31, 2006, the Company had net operating loss carry forwards of approximately $420,000 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows

	Three month period ended March 31, 2006	Three month period ended March 31, 2005

Federal income tax provision at statutory rate	(35.0)%	(35.0)%
States income tax provision at statutory rates, net of federal income tax effect	(7.0)	(7.0)

Total income tax provision	(42.0)%	(42.0)%

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	March 31, 2006	December 31, 2005

Loss carry forwards	$175,980	$115,266
Valuation allowance	(175,980)	(115,266)
	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior period.

NOTE 7 - SUBSEQUENT EVENTS

On April 3, 2006 the board of directors approved a stock option plan authorizing 5,000,000 stock options at $0.50 per share. The Company issued on the same day 2,000,000 share options at $0.50 per share for a 5 year term to officers, directors and significant consultants to the Company.

On May 10, 2006 the board of directors approved a 2 for 1 forward stock split to be effective May 22, 2006.

Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words “we”, “our” or the “Company” refer to Lexington Resources, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Morgan Creek Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “MCRE:OB”. We are engaged in the business of exploration of oil and gas bearing properties in the United States. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol “M6C”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Morgan Creek," refers to Morgan Creek Energy Corp.

Recent Developments

Forward Stock Split

On May 10, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the “Forward Stock Split”).

The Forward Stock Split will be effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split is in our best interests and of the shareholders. In our judgment the Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split will be effectuated with a record date of May 22, 2006 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split will increase our issued and outstanding shares of common stock from 10,167,700 to approximately 22,452,338 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

CURRENT BUSINESS OPERATIONS

Oil and Gas Properties

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. We acquired a 75% working interest and a 56.25% net revenue interest in two separate petroleum and natural gas targeted leases, known as the Hurley and Chapman leases, in approximately 560 gross acres located in the Arkoma Basin in the State of Oklahoma for the development and production of coal bed methane gas (collectively, the “Leases” and, individually, the Hurley Lease originally dated December 16, 1983 (the “Hurley Lease”), and the Chapman Lease originally dated December 21, 1983 (the "Chapman Lease"). The Leases are unproved and were acquired for a cash payment of $300,000 and for the issuance to Geneva Energy Corp., our founding shareholder (“Geneva”), of 6,000,000 shares of our restricted common stock valued at $600,000. The Leases are held by production and are validly existing and in good standing.

Chapman Lease

The Chapman Lease encompasses approximately 240 acres in Okfuskee County, State of Oklahoma. We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Chapman Lease was originally for three years, and is currently held indefinitely by production. The Chapman lease is currently producing minor quantities of oil from existing wells. As long as the lease produces any oil or gas as demonstrated by any marketed quantities of oil or gas, the lease will be deemed to be valid and thus, "held by production" and no further costs will be incurred by us as lessee.

The unitization of the Chapman Lease is the spacing of wells in any 640 acre section of land. The unitization of the Chapman Lease is currently one gas well for each 640 acres and one oil well for each 80 acres. The Chapman Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

We obtained a Reserve and Economic Evaluation letter dated December 21, 2004 prepared by Fletcher Lewis Engineering, Inc. (the “Reserve and Economic Evaluation”), which provides information relating to work to be conducted on the Chapman Lease and the fact that the Chapman Lease has had no proved developed producing reserves. As a result, our future revenues may be limited or non-existent. Below is a summary of the key points addressed in the Reserve and Economic Evaluation:

•	Henryetta Coal located throughout the leases at approximately 1701 feet deep and a thickness of approximately 2 to 3 feet;
•	Henryetta Coal is stratigraphically equivalent to the Croweburg Coal;
•	Croweburg Coal successfully completed 60 miles northeast of this location;
•	Croweburg Coal is typically 1.5 to 3 feet thick with initial test rates of 30 to 50 mcf per day;
•	No tests available to confirm whether the Henryetta Coal will be productive;
•	Recompletion cost of $50,000 without frac makes Chapman Lease ideal to test productive capability of Henryetta Coal; and
•	Insufficient data exists regarding potential of deeper rights.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Hurley Lease

The Hurley Lease encompasses approximately 320 acres in Okfuskee County, State of Oklahoma. We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Hurley Lease was originally for one year, and is currently held indefinitely by production. The Hurley Lease is currently producing minor quantities of oil from existing wells. As long as the lease produces any oil or gas as demonstrated by marketed quantities of oil or gas, the Hurley Lease will be deemed to be valid and thus “held by production” and no further costs will be incurred by us.

The unitization of the Hurley Lease is the spacing of wells in any 640 acre section of land. The unitization of the Hurley Lease is currently one gas well for each 640 acres and one oil well for each 80 acres. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2006 Compared to Three-Month Period Ended March 31, 2005

Our net loss for the three-month period ended March 31, 2006 was approximately ($192,034) compared to a net loss of ($274,442) during the three-month period ended March 31, 2005 (a decrease of $82,408). During the three-month periods ended March 31, 2006 and 2005, respectively, we did not record any income. During the three-month period ended March 31, 2006, we recorded operating expenses of $192,034 compared to operating expenses of $274,442 incurred in the same period, consisting primarily of: (i) $180,954 in office and general expenses; and (ii) $11,080 in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

General and administrative expenses incurred during the three-month period ended March 31, 2006 decreased from the three-month period ended March 31, 2005 primarily due to the decrease in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement.

Of the $180,954 incurred as general and administrative expenses during the three-month period ended March 31, 2006, an aggregate of $160,000 was incurred by us payable to International Market Trend, Inc. (“IMT”), for: (i) assistance in obtaining a listing on the Frankfurt Exchange ($42,500); (ii) administration fees pursuant to the contractual relationship ($35,000); (iii) creation of an investor awareness mailing program in Germany ($75,000); and (iv) updating and changing our web site and other identity related items ($7,500). As of March 31, 2006, we owed IMT $543 in direct expenses. An officer and director of IMT, a private company, is also an officer and director of one of our corporate shareholders and has a family member that is also one of our shareholders.

Our net loss during the three-month period ended March 31, 2006 was approximately ($192,034) or ($0.02) per share compared to a net loss of ($274,442) or ($0.03) during the three-month period ended March 31, 2005. The weighted average number of shares outstanding was 10,167,700 for the three-month period ended March 31, 2006 compared to 10,115,589 for the three-month period ended March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Three-Month Period Ended March 31, 2006

  As of the three-month period ended March 31, 2006, our current assets were $39,688 and our current liabilities were $50,627, resulting in a working capital deficit of $10,939. As at the three-month period ended March 31, 2006, current assets were comprised of cash in the amount of $39,688. As at the three-month period ended March 31, 2006, current liabilities were comprised of: (i) $40,542 due to related parties; and (ii) $10,085 in accounts payable and accrued liabilities.

As at the three-month period ended March 31, 2006, our total assets were $339,688 comprised of: (i) $39,688 in current assets; and (ii) $300,000 in carrying value of unproved oil and gas properties. The decrease in total assets during the three-month period ended March 31, 2006 from $507,110 as at the three-month period ended March 31, 2005 was primarily to the recording of $200,000 due from a related party at March 31, 2005.

As at the three-month period ended March 31, 2006, our total liabilities were $50,627 comprised of current liabilities. The increase in total liabilities during the three-month period ended March 31, 2006 from $26,015 as at the three-month period ended March 31, 2006 was primarily due to the increase in amounts due to related parties.

  Stockholders' equity decreased from $481,095 for the three-month period ended March 31, 2005 to $289,061 for the three-month period ended March 31, 2006.

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2006, net cash flows used in operating activities was $7,422 compared to net cash flows used in operating activities for the three-month period ended March 31, 2005 of $279,576, consisting primarily of a net loss of ($192,034) and the amount of $200,000 due from a related party.

Net cash flow used in investing activities was -0- for the three-month periods ended March 31, 2006 and 2005, respectively.

Net cash flows provided by financing activities was $40,000 for the three-month period ended March 31, 2006 compared to net cash flows provided by financing activities for the three-month period ended March 31, 2005 of $35,000, received from proceeds on the sale of our common stock.

We expect that working capital requirements will continue to be funded through a combination of our existing funds, debt instruments and advances, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments for the current fiscal year.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM 3.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Douglas Humphreys, our Chief Executive Officer, and Mr. Grant Atkins, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our three-month quarterly period ended March 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Report

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Steven Jewett, Mr. D. Bruce Horton and Mr. Grant Atkins. Two of the three members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the three-month period ended March 31, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2006 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 5. OTHER INFORMATION

2006 STOCK OPTION PLAN

On April 3, 2006, our Board of Directors authorized an approved a 2006 stock option plan (the “Stock Option Plan”).

The purpose of the Stock Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

  The Stock Option Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan, as amended, provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time a Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of our Common Stock may be acquired.

2006 STOCK OPTION PLAN - continued

  In the event an optionee ceases to be employed by or to provide services to us for reasons other than cause, retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised Stock Option shall expire. In the event an optionee ceases to be employed by or to provide services to us for reasons of retirement, disability or death, any Stock Option that is vested and held by such optionee generally may be exercisable within up to one-year after the effective date that his position ceases, and after such one-year period any unexercised Stock Option shall expire.

  No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

  The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness from the Company may be subject to such conditions, restrictions and contingencies as may be determined.

  Incentive Stock Options

  The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

During the three-month period ended March 31, 2006, our Board of Directors authorized the grant of an aggregate of 2,000,000 Stock Options exercisable at $0.50 per share for a five-year term to certain of our officers, directors and significant consultants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

None.

Exhibits:

10.1	2006 Stock Option Plan of Morgan Creek Energy Corp.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Date: May 14, 2006	By:	/s/ Douglas Humphreys
Douglas Humphreys
President and Chief Executive Officer

MORGAN CREEK ENERGY CORP.

Date: May 14, 2006	By:	/s/ Grant Atkins
Grant Atkins
Chief Financial Officer