Form 10QSB
period 2006-06-30
MORGAN CREEK ENERGY CORP
filed 2006-08-14
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Class Outstanding as of August 14, 2006
40,670,800

Common Stock, $.001 par value

Transitional Small Business Disclosure Format (check one)

Yes  ☐ No ☒

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
Table of Contents

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$4,207	$7,110
Due from related party (Note 5)	-	200,000
	4,207	207,110

OIL AND GAS PROPERTIES, unproved (Note 3)	404,000	300,000

	$408,207	$507,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$123,476	$16,015
Due to related parties (Note 5)	70,817	10,000
	194,293	26,015

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding 40,670,800 common shares (December 31, 2005 - 40,670,800)	40,671	10,168
Additional paid-in-capital	668,179	698,682
Deficit accumulated during exploration stage	(494,936)	(227,755)

	213,914	481,095

	$408,207	$507,110

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six Months ended June 30, 2005	October 19, 2004 (inception) to June 30, 2006

GENERAL AND ADMINISTRATIVE EXPENSES

Advertising and investor relations	$430	$-	$82,930	$250,000	$132,500
Consulting expenses	30,000	20,000	107,500	20,000	197,500
Management Fees	10,000	-	25,000	-	25,000
Office and general	1,827	4,620	7,781	5,854	23,116
Professional fees	32,890	2,067	43,970	25,275	116,820

NET LOSS FOR THE PERIOD	$(75,147)	$(26,687)	$(267,181)	$(301,129)	$(494,936)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	40,670,800	40,670,800	40,670,800	40,568,480

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended June 30, 2006	Six months Ended June 30, 2005	October 19, 2004 (inception) to June 30, 2006

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss for the period	$(267,181)	$(301,129)	$(494,936)
Changes in working capital assets and liabilities:
- Return of prepaid expenses from related party	200,000	-	-
- Due to related parties	10,817	-	10,817
- accounts payable and accrued liabilities	3,461	998	19,476

NET CASH USED IN OPERATING ACTIVITIES	(52,903)	(300,131)	(464,643)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of oil and gas properties	-	-	(300,000)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party	50,000	-	60,000
Proceeds on sale of common stock	-	35,000	708,850

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	35,000	768,850

INCREASE (DECREASE) IN CASH	(2,903)	(265,131)	4,207

CASH, BEGINNING OF PERIOD	7,110	370,499	-

CASH, END OF PERIOD	$4,207	$105,368	$4,207

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for oil and gas property (Note 3)	$-	$-	$600,000

The accompanying notes are an integral part of these interim financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Morgan Creek Energy Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America.

During fiscal 2004, the Company completed the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including a 75% working interest and a 56.25% net revenue interest in approximately 560 gross acres of two petroleum and natural gas leases (the "Hurley Lease" and the “Chapman Lease”). The Company plans to enter certain well bores on the subject leases to test certain target zones for coal bed methane gas. If testing provides evidence of gas quality and sufficient production quantities, the Company plans to raise capital to undertake a drilling program to establish up to six wells, and production infrastructure and pipeline. During the three months ended June 30, 2006 the Company reached an agreement to acquire an additional oil and gas prospect in Seminole County, Oklahoma (the “Vamoosa Prospect”). Effective May 10, 2006 the Company completed a common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company’s common stock. Effective August 8, 2006, the Company completed a further common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company’s common stock.

Going Concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of June 30, 2006 The Company has a total deficit of $494,936 and a working capital deficit of $213,914. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is funding its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Comparative figures
Certain comparative figures have been reclassified in order to conform to the current period’s financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada. The Company’s fiscal year end is December 31. The Company’s financial statements are presented in US dollars.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage is also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in value. If a reduction in value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

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

Asset retirement obligations
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of June 30, 2006 management has determined that there are no material asset retirement obligations.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, fully diluted loss per share is equal to basic loss per share.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

To June 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 3 - OIL AND GAS PROPERTIES

Hurley-Chapman Prospect
By agreement dated December 17, 2004, the Company acquired a 75% working interest, 56.25% net revenue interest from its founding shareholder, in two sections (560 acres) production held acreage in Okfuskee County, Oklahoma (the “Hurley-Chapman Prospect”) with the intention to develop coal bed methane gas producing wells. The lease is unproved and was acquired for a cash payment of $300,000 and for the issuance of 6,000,000 common shares (pre May and August 2006 stock splits) valued at $600,000.

For accounting purposes the Company has recorded the acquisition of the oil and gas interests at the related party vendor’s cost of $300,000 and the issuance of the 6,000,000 common shares (pre May and August 2006 stock splits) valued at $600,000 has been recorded as a capital distribution.

Vamoosa Prospect
By agreement dated May 10, 2006, the Company acquired a 100% working interest, 78% net revenue interest for a 520 acres oil and gas prospect in Seminole County, Oklahoma. The lease is unproved and was acquired for $104,000 plus a one percent overriding royalty interest to the seller.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On May 10, 2006, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a 2 new shares for 1 old share basis whereby 10,167,700 common shares were issued pro-rata to shareholders of the Company as of the record date on May 10, 2006.

On July 26, 2006, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a 2 new shares for 1 old share basis whereby 20,335,400 common shares were issued pro-rata to shareholders of the Company as of the record date on August 8, 2006.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 2:1 forward stock split on May 10, 2006 and the 2:1 forward split on August 8, 2006 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On April 3, 2006 the Board of Directors of the Company ratified, approved and adopted a 2006 Stock Option Plan for the Company in the amount of 5,000,000 shares.

On April 3, 2006 the Company indicated that it intended to issue 2,000,000 options to officers and directors of the Company. Upon further review, the Board of Directors of the Company determined to not proceed with the issuance of these grants.

To June 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

International Market Trend, Inc. (“IMT”)
An officer and director of IMT, a private company, is also a shareholder of the Company. During the six months ended June 30, 2006 the Company paid IMT consulting expenses of $107,500 (2005-$20,000), including $42,500 (2005-$nil) for assisting the Company to obtain a listing on the Frankfurt Exchange and $65,000 for administration fees as per contract. During the same period, the Company paid IMT another $75,000 (2005-$nil) for implementing an investor awareness mailing program in Germany, $7,500 (2005 - $nil) for updating the Company’s web site and other identity related items as well as approximately $1,200 for telephone and office expenses. As of June 30, 2006 the Company owed IMT $20,387, which is unsecured and non-interest bearing, and has no definite repayment terms.

During the six month period ended June 30, 2006 certain shareholders of the Company and an officer and director of IMT advanced $50,000 to the Company. These advances are non-interest bearing, unsecured and have no definite repayment terms.

Managing director
During the six months ended June 30, 2006, the Company paid an officer and director $25,000 for management fees (2005-$nil). As of June 30, 2006 the Company owed this officer and director $430 for reimbursable expenses.

American News Publishing Inc. (“ANP”)
During the year ended December 31, 2005 the Company paid $200,000 to ANP for Investor relations services. The services were cancelled and ANP agreed to return the $200,000 to the Company. On January 20, 2006 the funds were repaid to the Company in full. An officer and director of ANP, a private company, is also an officer and director of a corporate shareholder of the Company.

NOTE 6 - INCOME TAXES

The Company has adopted FASB No. 109 for reporting purposes. As of June 30, 2006, the Company had net operating loss carry forwards of approximately $494,936 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2023. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

NOTE 7 - SUBSEQUENT EVENTS

(a) On July 10, 2006 the Company entered into a letter of intent to acquire a 25% Working interest, 18.25% Net Revenue Interest, in the “Bayou Choctaw” oil and gas project in Iberville Parish, in the State of Louisiana for:

(i) $250,000 ($125,000 paid on July 19, 2006) and 200,000 (post August 8, 2006 split) restricted common shares which will have piggy back registration rights; and
(ii) reimbursement of initial costs estimated at $162,500; and
(iii) participation in a 3D-seismic survey which is estimated to cost approximately $425,000.

The acquisition is subject to final due diligence.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2006 (unaudited)

NOTE 7 - SUBSEQUENT EVENTS (continued)

(b) On July 24, 2006 the Company acquired a 100% Working Interest, 74% Net Revenue Interest, in the “Browder” Barnett Shale oil and gas project in Cooke County, in the State of Texas. The lease is unproven and was acquired for $146,820.

(c) During July and August of 2006 a certain shareholder of the Company advanced $330,000 to the Company. These advances are non-interest bearing and have no definite repayment terms.

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

Recent Developments

August 8, 2006 Forward Stock Split

On July 26, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the “August 2006 Forward Stock Split”).

The August 2006 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the August 2006 Forward Stock Split was in our best interests and of the shareholders. In our judgment the August 2006 Forward Stock Split will result in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the August 2006 Forward Stock Split is to increase the marketability of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

The August 2006 Forward Stock Split was effectuated with a record date of August 8, 2006 upon filing the appropriate documentation with NASDAQ. The August 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 20,335,400 to approximately 40,670,800 shares of common stock. The common stock will continue to be $0.001 par value.

May 2006 Forward Stock Split

On May 10, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the “May 2006 Forward Stock Split”).

The May 2006 Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the May 2006 Forward Stock Split was in our best interests and of the shareholders. In our judgment the May 2006 Forward Stock Split resulted in an increase in our trading float of shares of common stock available for sale resulting in facilitation of investor liquidity and trading volume potential. The intent of the May 2006 Forward Stock Split was to increase the marketability of our common stock.

The May 2006 Forward Stock Split was effectuated with a record date of May 22, 2006 upon filing the appropriate documentation with NASDAQ. The May 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 10,167,700 to approximately 22,452,338 shares of common stock before the August 2006 stock split, as described above. The common stock will continue to be $0.001 par value.

CURRENT BUSINESS OPERATIONS

Oil and Gas Properties

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. We acquired a 75% working interest and a 56.25% net revenue interest in two separate petroleum and natural gas targeted leases, known as the Hurley and Chapman leases, in approximately 560 gross acres located in the Arkoma Basin in the State of Oklahoma for the development and production of coal bed methane gas (collectively, the “Leases” and, individually, the Hurley Lease originally dated December 16, 1983 (the “Hurley Lease”), and the Chapman Lease originally dated December 21, 1983 (the "Chapman Lease"). The Leases are unproved and were acquired for a cash payment of $300,000 and for the issuance to Geneva Energy Corp., our founding shareholder (“Geneva”), of 6,000,000 common shares (pre May and August 2006 stock splits) of our restricted common stock valued at $600,000. The Leases are held by production and are validly existing and in good standing.

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

Vamoosa Lease

On approximately May 10, 2006, we entered into an agreement to acquire a 100% working interest and a 78% net revenue interest in an approximate 520 acre oil and gas prospect located in Seminole County, Oklahoma (the “Vamoosa Lease”). The Vamoosa Lease is unproven and we have an agreement to acquire the lease acreagee for $104,000 plus a one percent (1%) overriding royalty interest to the seller.

Bayou Choctaw Lease

On approximately July 10, 2006, we entered into a letter of intent to acquire a 25% working interest and an 18.25% net revenue interest in the Bayou Choctaw oil and gas project located in Iberville Parish in the State of Louisiana (the “Bayou Choctaw Lease”). According to the terms and provisions of the letter of intent, we are to: (i) pay an aggregate of $250,000, of which $125,000 was paid on July 19, 2006; (ii) issue an aggregate of 200,000 post August Forward Stock Split shares of our common stock; (iii) reimburse initial costs estimated at $162,500 for our prorata portion; and (iv) participate in a 3D-seismic survey during which is estimated to cost approximately $425,000 for our prorata portion.

As of the date of this Quarterly Report, the acquisition is subject to completion of final due diligence.

Browder Barnett Shale Lease

On approximately July 24, 2006, we acquired a 100% working interest and 74% net revenue interest in the Browder Barnett shale oil and gas prospect in Cooke County in the State of Texas (the “Browder Lease”). The Browder Lease is unproven and was acquired for $146,820.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2006 Compared to Six-Month Period Ended June 30, 2005

Our net loss for the six-month period ended June 30, 2006 was approximately ($267,181) compared to a net loss of ($301,129) during the six-month period ended June 30, 2005 (a decrease of $33,948). During the six-month periods ended June 30, 2006 and 2005, respectively, we did not record any income. During the six-month period ended June 30, 2006, we recorded operating expenses of $267,181 compared to operating expenses of $301,129 incurred in the same period, consisting primarily of: (i) $107,500 (2005: $20,000) in consulting expenses; (ii) $82,930 (2005: $250,000) in advertising and investor relations; (iii) $25,000 (2005: $-0-) in management fees; (iv) $7,781 (2005: $5,854) in office and general expenses; and (ii) $43,969 (2005: $25,275) in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Consulting expenses, management fees and professional fees incurred during the six-month period ended June 30, 2006 increased from the six-month period ended June 30, 2005 primarily due to the increase in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement. Advertising and investor relations fees incurred during the six-month period ended June 30, 2006 decreased from the six-month period ended June 20, 2005 primarily from the decrease in fees associated with an existing investor awareness program.

Of the $267,181 incurred as general and administrative expenses during the six-month period ended June 30, 2006, an aggregate of $191,200 was incurred by us payable to International Market Trend, Inc. (“IMT”), for: (i) consulting expenses ($107,500)inclusive of $42,500 for assistance in obtaining a listing on the Frankfurt Exchange and $65,000 for administration fees pursuant to the contractual relationship; (ii) creation of an investor awareness mailing program in Germany ($75,000); (iii) updating and changing our web site and other identity related items ($7,500); and (iv) reimbursement of telephone and office expenses ($1,200). As of June 30, 2006, we owed IMT $20,387, which is unsecured and non-interest bearing and has no specific repayment terms. An officer and director of IMT, a private company, is also one of our shareholders.

During the six-month period ended June 30, 2006, we incurred an aggregate of $25,000 in managerial fees to Grant Atkins, our Chief Financial Officer and one of our directors, for services rendered. As at June 30, 2006, we owed Mr. Atkins $430.

Our net loss during the six-month period ended June 30, 2006 was approximately ($267,181) or ($0.00) per share compared to a net loss of ($301,129) or ($0.00) during the six-month period ended June 30, 2005. The weighted average number of shares outstanding was 40,670,800 for the six-month period ended June 30, 2006 compared to 40,568,480 for the six-month period ended June 30, 2005.

Three-Month Period Ended June 30, 2006 Compared to Three-Month Period Ended June 30, 2005

Our net loss for the three-month period ended June 30, 2006 was approximately ($75,147) compared to a net loss of ($26,687) during the three-month period ended June 30, 2005 (an increase of $48,460). During the three-month periods ended June 30, 2006 and 2005, respectively, we did not record any income. During the three-month period ended June 30, 2006, we recorded operating expenses of $75,147 compared to operating expenses of $26,687 incurred in the same period, consisting primarily of: (i) $30,000 (2005: $20,000) in consulting expenses; (ii) $430 (2005: $-0-) in advertising and investor relations; (iii) $10,000 (2005: $-0-) in management fees; (iv) $1,827 (2005: $4,620) in office and general expenses; and (ii) $32,890 (2005: $2,067) in professional fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Consulting expenses, management fees and professional fees incurred during the three-month period ended June 30, 2006 increased from the three-month period ended June 30, 2005 primarily due to the increase in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement.

Our net loss during the three-month period ended June 30, 2006 was approximately ($75,147) or ($0.00) per share compared to a net loss of ($26,687) or ($0.00) during the three-month period ended June 30, 2005. The weighted average number of shares outstanding was 40,670,800 for both three-month periods ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Six-Month Period Ended June 30, 2006

  As of the six-month period ended June 30, 2006, our current assets were $4,207 and our current liabilities were $194,293, resulting in a working capital deficit of $190,086. As at the six-month period ended June 30, 2006, current assets were comprised of cash in the amount of $4,207. As at the six-month period ended June 30, 2006, current liabilities were comprised of: (i) $70,817 due to related parties; and (ii) $123,476 in accounts payable and accrued liabilities.

As at the six-month period ended June 30, 2006, our total assets were $408,207 comprised of: (i) $4,207 in current assets; and (ii) $404,000 in carrying value of unproved oil and gas properties. The decrease in total assets during the six-month period ended June 30, 2006 from $507,110 as at fiscal year ended December 31, 2005 was primarily due to the recording of $200,000 due from a related party at December 31, 2005.

As at the six-month period ended June 30, 2006, our total liabilities were $194,293 comprised of current liabilities. The increase in total liabilities during the six-month period ended June 30, 2006 from $26,015 as at fiscal year ended December 31, 2005 was primarily due to the increase in amounts due under oil and gas lease purchases, amounts due to related parties, accounts payable, and accrued liabilities.

  Stockholders' equity decreased from $481,095 for fiscal year ended December 31, 2005 to $213,914 for the six-month period ended June 30, 2006.

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2006, net cash flows used in operating activities was ($52,903) compared to net cash flows used in operating activities for the six-month period ended June 30, 2005 of ($300,131), consisting primarily of a net loss of ($267,181) adjusted by $200,000 due from a related party.

Net cash flow used in investing activities was $-0- for the six-month periods ended June 30, 2006 and 2005, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION - continued

Net cash flows provided by financing activities was $50,000 for the six-month period ended June 30, 2006 compared to net cash flows provided by financing activities for the six-month period ended June 30, 2005 of $35,000, received from proceeds on the sale of our common stock.

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

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we have the following material commitment for the current fiscal year.

During July and August 2006, one of our shareholders advanced an aggregate of $330,000 to us. The advances are non-interest bearing and have no specific or definite repayment terms.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Douglas Humphreys, our Chief Executive Officer, and Mr. Grant Atkins, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our six-month quarterly period ended June 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the six-month period ended June 30, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2006 filed with the Securities and Exchange Commission.

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

During the six-month period ended June 30, 2006, we indicated that we intended to issue 2,000,000 options to certain of our officers and directors. Upon further review, our Board of Directors determined to not proceed with the grants of these options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K:

None.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Date: August 11, 2006	By:	/s/ Douglas Humphreys
Douglas Humphreys
Title: Douglas Humphreys, President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Grant Atkins
Grant Atkins
Title: Grant Atkins, Chief Financial Officer