Form 10QSB
period 2006-09-30
MORGAN CREEK ENERGY CORP
filed 2006-11-14
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                         Commission file number 333-127185


                            MORGAN CREEK ENERGY CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                                201777817
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                             10120 S. Eastern Avenue
                                    Suite 200
                            Henderson, Nevada 89052
                    ________________________________________
                    (Address of Principal Executive Offices)


                   (702) 566-1307 (Issuer's telephone number)


                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X       No
                                       _______      ______

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes          No   X
                                       _______      ______

                    Applicable   only  to   issuers   involved   in   bankruptcy
proceedings during the preceding five years.

                                       N/A

         Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                    Yes          No
                                       _______      ______

                      Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                  Outstanding as of November 10, 2006

Common Stock, $.001 par value                  41,814,905

Transitional Small Business Disclosure Format (check one)

     Yes      No  X

PART I.  FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

         BALANCE SHEETS

         INTERIM STATEMENTS OF OPERATIONS


         INTERIM STATEMENTS OF CASH FLOWS

         NOTES TO INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION OR PLAN OF OPERATION

ITEM 3.  CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                           21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 22

ITEM 5.  OTHER INFORMATION                                                   22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                                   23

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          MORGAN CREEK ENERGY CORP.

                        INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006
                                (Unaudited)




                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                                   (UNAUDITED)























BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                              September 30,       December 31,
                                                                                                   2006               2005
------------------------------------------------------------------------------------------- ------------------- -----------------

                                                                                               (unaudited)
                                     ASSETS


CURRENT ASSETS
   Cash                                                                                          $      1,647        $    7,110
     Prepaid                                                                                            3,816                 -
     Due from related party (Note 5)                                                                       -            200,000
------------------------------------------------------------------------------------------- ------------------- -----------------
                                                                                                        5,463           207,110

OIL AND GAS PROPERTIES, unproved (Note  3)                                                          1,534,506           300,000
------------------------------------------------------------------------------------------- ------------------- -----------------

                                                                                                 $  1,539,969        $  507,110
=========================================================================================== =================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                    $    123,759        $   16,015
     Agreement payable (Note 3(c))                                                                    637,500                 -
     Due to related parties (Note 5)                                                                  972,256            10,000
------------------------------------------------------------------------------------------- ------------------- -----------------
                                                                                                    1,733,515            26,015
------------------------------------------------------------------------------------------- ------------------- -----------------

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
 Issued and outstanding
     40,670,800 common shares (December 31, 2005 - 40,670,800)                                         40,671            10,168
     Additional paid-in-capital                                                                       668,179           698,682
   Deficit accumulated during exploration stage                                                      (902,396)         (227,755)
------------------------------------------------------------------------------------------- ------------------- -----------------

                                                                                                    (193,546)           481,095
------------------------------------------------------------------------------------------- ------------------- -----------------

                                                                                                 $  1,539,969        $  507,110
=========================================================================================== =================== =================




 The accompanying notes are an integral part of these interim financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                    Three months                        Nine         October 19,
                                                       Three           ended            Nine        Months ended        2004
                                                    months ended   September 30,    months ended      September      (inception)
                                                   September 30,        2005        September 30,        30,        to Sept. 30,
                                                         2006                           2006            2005             2006
------------------------------------------------- ---------------- --------------- --------------- ---------------- --------------


GENERAL AND ADMINISTRATIVE EXPENSES

    Advertising and investor relations                $    25,000      $        -      $  107,930       $  250,000     $  157,500
    Consulting expenses                                   119,000          30,000         226,500           50,000        316,500
    Management Fees                                       129,245               -         154,245                -        154,245
    Office and general                                     89,130           3,663          96,911            9,517        112,246
    Professional fees                                      45,085           2,997          89,055           28,272        161,905
------------------------------------------------- ---------------- --------------- --------------- ---------------- --------------


NET LOSS FOR THE PERIOD                               $  (407,460)     $ (36,660)      $ (674,641)      $ (337,789)    $ (902,396)


================================================= ================ =============== =============== ================ ==============

BASIC AND DILUTED LOSS PER COMMON SHARE               $   (0.01)       $   (0.00)      $   (0.02)       $   (0.01)
================================================= =============== ================ =============== ================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    40,670,800       40,670,800      40,670,800       40,602,960
================================================= =============== ================ =============== ================


 The accompanying notes are an integral part of these interim financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                       Nine                 Nine         October 19, 2004
                                                                    months ended        months ended      (inception) to
                                                                   September 30,     September 30, 2005    September 30,
                                                                       2006                                     2006
--------------------------------------------------------------- -------------------- ------------------- -----------------


CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss for the period                                               $ (674,641)      $     (337,789)      $  (902,396)
   Changes in working capital assets and liabilities:
     - Return of prepaid expenses from related party                       200,000                    -                 -
     - Prepaid expenses                                                     (3,816)                   -            (3,816)
     - Accrued and unpaid management fees                                   87,256                    -            87,256
    - Accounts payable and accrued liabilities                              97,744             (19,330)           123,759
--------------------------------------------------------------- -------------------- ------------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                     (293,457)           (357,119)          (695,197)
--------------------------------------------------------------- -------------------- ------------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties                                   (597,006)                   -          (897,006)
--------------------------------------------------------------- -------------------- ------------------- -----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (597,006)                   -          (897,006)
--------------------------------------------------------------- -------------------- ------------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Advance from related party                                              885,000                  -            885,000
    Proceeds on sale of common stock                                              -              35,000           708,850
--------------------------------------------------------------- -------------------- ------------------- -----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   885,000              35,000         1,593,850
--------------------------------------------------------------- -------------------- ------------------- -----------------

INCREASE (DECREASE)  IN CASH                                                (5,463)           (322,119)             1,647

CASH, BEGINNING OF PERIOD                                                     7,110             370,499
                                                                                                                 -
--------------------------------------------------------------- -------------------- ------------------- -----------------

CASH, END OF PERIOD                                                     $     1,647      $       48,380       $     1,647

=============================================================== ==================== =================== =================


SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                             $         -      $             -      $         -
     Cash paid for income taxes                                         $         -      $             -      $         -
     Common stock issued for oil and gas property (Note 3)              $         -      $             -      $   600,000



 The accompanying notes are an integral part of these interim financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America.

During fiscal 2004, the Company completed the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including a 75% working interest and a 56.25% net revenue interest in approximately 560 gross acres of two petroleum and natural gas leases (the "Hurley Lease" and the "Chapman Lease"). The Company plans to enter certain well bores on the subject leases to test certain target zones for coal bed methane gas. If testing provides evidence of gas quality and sufficient production quantities, the Company plans to raise capital to undertake a drilling program to establish up to six wells, and production infrastructure and pipeline. During the three months ended September 30, 2006 the Company reached an agreement to acquire an additional oil and gas prospect in Alabama ("Little Cedar Creek Prospect"), Louisiana ("Bayou Choctaw Project") and Texas ("Cooke County Lease" and "Quachita Prospect"). Effective May 10, 2006 the Company completed a common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company's common stock. Effective August 8, 2006, the Company completed a further common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of September 30, 2006 the Company has a total deficit of $902,396 and a working capital deficit of $1,728,052. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing losses and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

COMPARATIVE FIGURES
Certain comparative figures have been reclassified in order to conform to the current period's financial statement presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

ORGANIZATION
The Company was incorporated on October 19, 2004 in the State of Nevada. The Company's fiscal year end is December 31. The Company's financial statements are presented in US dollars.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of September 30, 2006 management has determined that there are no material asset retirement obligations.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

STOCK-BASED COMPENSATION
On January 1, 2006,  the Company  adopted SFAS No. 123 (revised  2004) (SFAS No.
123R), SHARE-BASED PAYMENT, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

To September 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "ACCOUNTING FOR THE
IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 3 - OIL AND GAS PROPERTIES
--------------------------------------------------------------------------------

(A) HURLEY-CHAPMAN PROSPECT
By agreement dated December 17, 2004, the Company acquired a 75% working interest, 56.25% net revenue interest from its founding shareholder, in two sections (560 acres) production held acreage in Okfuskee County, Oklahoma (the "Hurley-Chapman Prospect") with the intention to develop coal bed methane gas producing wells. The lease is unproved and was acquired for a cash payment of $300,000 and for the issuance of 6,000,000 common shares (pre May and August 200 stock splits) valued at $600,000.

For accounting purposes the Company has recorded the acquisition of the oil and gas interests at the related party vendor's cost of $300,000 and the issuance of the 6,000,000 common shares (pre May and August 2006 stock splits) valued at $600,000 has been recorded as a capital distribution.

(B) VAMOOSA PROSPECT
By agreement dated May 10, 2006, the Company had the rights to acquire a 100% working interest, 78% net revenue interest for a 520 acres oil and gas prospect in Seminole County, Oklahoma. After further evaluation of the property, the Company has decided not to proceed with the purchase of the property.

(C) BAYOU CHOCTAW PROJECT - AGREEMENT PAYABLE
On July 10, 2006 the Company entered into a letter of intent to acquire a 25% Working interest, 18.25% Net Revenue Interest, in two wells to be drilled in the "Bayou Choctaw" oil and gas project in Iberville Parish, in the State of Louisiana for:

    (i)  $250,000  ($125,000  paid on July 19, 2006 and  $125,000  accrued as at
    September 30, 2006 and paid on October 17, 2006) and 200,000 restricted common shares which will have piggy back registration rights (accrued as at September 30, 2006 at $1.75 per share and subsequently issued) ; and (ii) reimbursement of initial costs estimated at $162,500, payable upon signing lease participation documents to be provided by the operator upon drilling (accrued as at September 30, 2006); and (iii)participation in a 3D-seismic survey which is estimated to cost approximately $425,000. As of the date of these financial statements the 3D-seismic survey has not been initiated.

The lease is unproven. As of the date of these financial statements drilling of the first well has not commenced.

(D)COOKE COUNTY LEASE
On July 24, 2006 the Company acquired a 100% Working Interest, 74% Net Revenue Interest, in the "Browder" Barnett Shale oil and gas project in Cooke County, in the State of Texas. The lease is unproven and was acquired for $146,820. On November 6, 2006 the Company reached an agreement to sell up to 50% working interest in this lease for $73,410.

(E) LITTLE CEDAR CREEK PROSPECT

    (i) Conecuh County (Lease 1)

On August 11, 2006 the Company entered into agreements to acquire 103 acres in Conecuh County, Alabama for a five year term, in consideration for $1,000,000. On August 11, 2006 the Company paid a non-refundable deposit of $250,000. The balance of $750,000 is subject to due diligence by the Company however, pursuant to the terms of the agreement it is due no later than October 15, 2006. As of the date of these financial statements the Company has not yet completed its due diligence and has engaged the lessor in further negotiation with respect to the lease.

    (ii) Conecuh County (Lease 2)

On August 28, 2006 the Company entered into agreements to acquire an additional 385 acres in Conecuh County, Alabama for a five year term, in consideration for $1,000 per acre plus $1,000 per acre at $2.25 per share of the Company's restricted common stock. On September 28, 2006 the Company paid a non-refundable deposit of $50,000. The balance of the funds and shares payable are subject to due diligence which, as of the date of these financial statements, has not yet been completed. As of the date of these financial statements the Company has engaged the lessor in further negotiations with respect to these leases. The leases are subject to a royalty of 20% and an additional over-riding royalty interest of 2.50%.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
--------------------------------------------------------------------------------

(F ) QUACHITA PROSPECT
On September 29, 2006 the Company leased approximately 126 acres within the Quachita Trend within the state of Texas for a five year term in consideration for $25,186 (paid in September, 2006).

NOTE 4 - STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

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

To September 30, 2006 the Company has not granted any stock options and has not recorded any stock-based compensation.

(Refer to Note 6.)

NOTE 5 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is also a shareholder of the Company. During the nine months ended September 30, 2006 the Company paid IMT consulting expenses of $137,500 (2005 - $20,000), including $42,500 (2005 -
$nil) for assisting the Company to obtain a listing on the Frankfurt Exchange and $95,000 for administration fees as per contract. During the same period, the Company paid IMT another $75,000 (2005 - $nil) for implementing an investor awareness mailing program in Germany, $7,500 (2005 - $nil) for updating the Company's web site and other identity related items as well as approximately $2,300 for telephone and office expenses. As of September 30, 2006 the Company owed IMT $41,065, which is unsecured and non-interest bearing, and has no definite repayment terms. Subsequent to the period, on October 18, 2005, all outstanding debts to IMT were paid.

During the nine month period ended September 30, 2006 a certain shareholder of the Company who is also an officer and director of IMT advanced $40,000 to the Company. These advances are non-interest bearing, unsecured and have no definite repayment terms. Subsequent to the period, on October 18, 2006, the advances were repaid.

During July, August and September of 2006 a certain shareholder of the Company advanced $845,000 to the Company. These advances are non-interest bearing and have no definite repayment terms. Subsequent to the period, on October 16, 2006, the funds were converted to 563,333 restricted common shares of the Company at $1.50 per share plus a two year warrant entitling the warrant holder to purchase 563,333 additional common shares at $3.00 per share. (refer to Note 6)

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)
--------------------------------------------------------------------------------

MANAGEMENT FEES
During the nine months ended September 30, 2006, the Company paid officer(s) and director(s) $154,245 for management fees (2005-$nil).

On October 16, 2006, pursuant to management agreements, we committed to pay a total of $20,000 per month to two of our executives. These agreements are on a month-to-month basis.


AMERICAN NEWS PUBLISHING INC. ("ANP")
During the year ended December 31, 2005 the Company paid $200,000 to ANP for Investor relations services. The services were cancelled and ANP agreed to return the $200,000 to the Company. On January 20, 2006 the funds were repaid to the Company in full. An officer and director of ANP, a private company, is also an officer and director of a corporate shareholder of the Company.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On October 4, 2006 the Company entered into agreements to lease an additional approximate 1,946 acres for $394,358 in the Company's Quachita Prospect in the state of Texas.

On October 16, 2006 the Company completed a private placement consisting of 944,105 Units with each Unit comprised of one common share at $1.50 per share and one non-transferable share purchase warrant at $3.00 per share in the capital of the Company and each such warrant entitling the subscriber to purchase an additional common share of the Company for the period commencing on October 16, 2006 and ending on the day which is earlier of 24 months from the date of issuance of the Units or 18 months from the effective date of a planned registration statement. Of this private placement, 563,333 of the units issued were in exchange for $845,000 previously advanced to the Company. (See Note 5)

On November 6, 2006 the Company agreed to pay Stonegate Securities, Inc., $25,000 to settle all outstanding obligations and terminate the terms and conditions of the September 22, 2006 Placement Agency Agreement with them. The $25,000 liability has been accrued at September 30, 2006 and is included in accounts payable and accrued liabilities.

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events. Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our" or the "Company" refer to Lexington Resources, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

         Morgan Creek Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "MCRE:OB". We are engaged in the business of exploration of oil and gas bearing properties in the United States. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol "M6C".

         Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Morgan Creek," refers to Morgan Creek Energy Corp.

RECENT DEVELOPMENTS

         AUGUST 8, 2006 FORWARD STOCK SPLIT

         On July 26, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the "August 2006 Forward Stock Split").

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

         MAY 2006 FORWARD STOCK SPLIT

         On May 10, 2006, our Board of Directors pursuant to minutes of written consent in lieu of a special meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the "May 2006 Forward Stock Split").

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

CURRENT BUSINESS OPERATIONS

OIL AND GAS PROPERTIES

         We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States. We acquired a 75% working interest and a 56.25% net revenue interest in two separate petroleum and natural gas targeted leases, known as the Hurley and Chapman leases, in approximately 560 gross acres located in the Arkoma Basin in the State of Oklahoma for the development and production of coal bed methane gas (collectively, the "Leases" and, individually, the Hurley Lease originally dated December 16, 1983 (the "Hurley Lease"), and the Chapman Lease originally dated December 21, 1983 (the "Chapman Lease"). The Leases are unproved and were acquired for a cash payment of $300,000 and for the issuance to Geneva Energy Corp., our founding shareholder ("Geneva"), of 6,000,000 common shares (pre May and August 2006 stock splits) of our restricted common stock valued at $600,000. The Leases are held by production and are validly existing and in good standing.

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

         HURLEY LEASE

                  The Hurley Lease encompasses approximately 320 acres in Okfuskee County, State of Oklahoma. We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Hurley Lease was originally for one year, and is currently held indefinitely by production. The Hurley Lease is currently producing minor quantities of oil from existing wells. As long as the lease produces any oil or gas as demonstrated by marketed quantities of oil or gas, the Hurley Lease will be deemed to be valid and thus "held by production" and no further costs will be incurred by us. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

         VAMOOSA LEASE

         On approximately May 10, 2006, we entered into an agreement to acquire a 100% working interest and a 78% net revenue interest in an approximate 520 acre oil and gas prospect located in Seminole County, Oklahoma (the "Vamoosa Lease"). After further evaluation of the property, we have decided not to proceed with the purchase of the property.

         BAYOU CHOCTAW LEASE

         On approximately July 10, 2006, we entered into a letter of intent to acquire a 25% working interest and an 18.25% net revenue interest in the Bayou Choctaw oil and gas project located in Iberville Parish in the State of Louisiana (the "Bayou Choctaw Lease"). According to the terms and provisions of the letter of intent, we are to: (i) pay an aggregate of $250,000, of which $125,000 was paid on July 19, 2006 and $125,000 on October 17, 2006; (ii) issue an aggregate of 200,000 post August Forward Stock Split shares of our restricted common stock with piggyback registration rights, which 200,000 shares were issued on October 17, 2006 (accrued as at September 30, 2006 at $1.75 per share and subsequently issued); (iii) reimburse initial costs estimated at $162,500 for our prorata portion, payable upon signing the lease participation documents to be provided by the operator upon drilling; and (iv) participate in a 3D-seismic survey during which is estimated to cost approximately $425,000 for our prorata portion. We have the option to participate in the first two wells and carry the promoting parties through the drilling of those wells to `casing point' on the basis of paying for 1/3 of the cost to earn our 25% working interest. Subsequent to the drilling of the first two wells, costs will be shares in direct proportion to working interest participation without any further carried working interest.

         As of the date of this Quarterly Report, we have completed due diligence and completion of the acquisition.

         BROWDER BARNETT SHALE LEASE

         On approximately July 24, 2006, we acquired a 100% working interest and 74% net revenue interest in the Browder Barnett shale oil and gas prospect in Cooke County in the State of Texas (the "Browder Lease"). The Browder Lease is unproven and was acquired for $146,820.

         As of the date of this Quarterly Report, we have reached an agreement with Pierco Petroleum Inc. ("Pierco"), to drill on our Browder Lease (the "Pierco Agreement"). In accordance with the terms and provisions of the Pierco
Agreement: (i) Pierco will participate in the Browder Lease and drilling with up to a 50% working interest and a 37% net revenue interest; and (ii) we will retain a minimum 50% working interest and a 37% net revenue interest. We expect to spud the well within the next month based on operational readiness and drilling availability.

         LITTLE CEDAR CREEK LEASES

         On approximately August 11, 2006, we entered into an agreement with U.S. Gas Systems Inc. ("US Gas Systems") to acquire an aggregate of 103 acres of oil and gas targeted development leases in the Cedar Creek field located in Conecuh County, Alabama (the "Cedar Creek Lease Agreement"). The five-year leases are located primarily in two 160-acre sections. In accordance with the terms and provisions of the Cedar Creek Lease Agreement, we agreed originally to: (i) pay an aggregate consideration of $1,000,000, of which $250,000 as a non-refundable deposit was paid on August 11, 2006; (ii) pay the remaining $750,000 due and owing by October 15, 2006; (iii) own a 36.25% working interest and a 27.18% net revenue interest before well capital cost payout in the first well, and a 20.39% net revenue interest after well capital cost payout; and (iv) a 25.0% working interest and an 18.75% net revenue interest before well capital cost payout in the second well to be drilled, and a 14.06% net revenue interest after well capital cost payout.

         The Company has not completed this transaction and has entered into further discussions regarding final terms, and continues its due diligence on the subject leases.

         On approximately August 28, 2006, we entered into an agreement to acquire an additional 385 acres under the Cedar Creek Leases in consideration for $385,000 and $385,000 in restricted stock priced at $2.25 per share. As of the date of this Quarterly Report, the balance of the funds were due on September 30, 2006. The additional 385 acres of leases are subject to a royalty of 20% and an additional over-riding royalty interest of 2.5%.

         The Company has not completed this transaction and has entered into further discussions regarding final terms, and continues its due diligence on the subject leases.

         Quachita Prospect

         On approximately September 29, 2006, we leased approximately 126 acres within the Ouachita Trend within the State of Texas for a five-year term in consideration of $25,186, which was paid in September 2006 (the "Ouachita Lease"). On October 4, 2006, we entered into agreements to lease an additional 1,946 acres for payment of $394,358. We had previously identified seven separate potential areas of exploration interest and are carrying out wide scale leasing on the first of these targets. As of the date of this Quarterly Report, we intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

         As of the date of this Quarterly Report, we have initiated the process of permitting a twin well for drilling on a key lease in the Quachita Prospect.

RESULTS OF OPERATION

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

         Our net loss for the nine-month period ended September 30, 2006 was approximately ($674,641) compared to a net loss of ($337,789) during the nine-month period ended September 30, 2005 (an increase of $336,852). During the nine-month periods ended September 30, 2006 and 2005, respectively, we did not record any income. During the nine-month period ended September 30, 2006, we recorded operating expenses of $674,641 compared to operating expenses of $337,789 incurred in the same period, consisting primarily of: (i) $226,500 (2005: $50,000) in consulting expenses; (ii) $107,930 (2005: $250,000) in advertising and investor relations; (iii) $154,245 (2005: $-0-) in management fees; (iv) $96,911 (2005: $9,517) in office and general expenses; and (v) $89,055 (2005: $28,272) in professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services and consulting costs.

         Consulting expenses, management fees, professional fees and office and general expense incurred during the nine-month period ended September 30, 2006 increased from the nine-month period ended September 30, 2005 primarily due to the increase in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement. Advertising and investor relations fees incurred during the nine-month period ended September 30, 2006 decreased from the nine-month period ended September 30, 2005 primarily from the decrease in fees associated with an existing investor awareness program.

         Of the $674,641 incurred as general and administrative expenses during the nine-month period ended September 30, 2006, an aggregate of $222,300 was paid by us to International Market Trend, Inc. ("IMT"), which is one of our shareholders, for: (i) $137,500 for consulting fees, which is inclusive of $42,500 for assistance in obtaining a listing on the Frankfurt Exchange and $95,000 for administration fees pursuant to the contractual relationship; (ii) $75,000 for creation of an investor awareness mailing program in Germany; (iii) $7,500 for updating and changing our web site and other identity related items; and (iv) $2,300 for reimbursement of telephone and office expenses. As of September 30, 2006, we owed IMT $41,065, which is unsecured and non-interest bearing and has no specific repayment terms. Subsequent to the nine-month period ended September 30, 2006, we paid all outstanding debts to IMT on October 18, 2006. An officer and director of IMT, a private company, is also one of our shareholders.

         During the nine-month period ended September 30, 2006, we paid an aggregate of $154,245 in management fees, which included certain payments to our officers/directors for services rendered as follows: (i) $30,000 to William Bolles, which at September 30, 2006 an aggregate of $7,500 remains due and owing; (ii) $35,000 to Grant Atkins; (iii) $20,000 to Thomas Markham, which at September 30, 2006 an aggregate of $5,000 remains due and owing; and (iv) $19,245 to Erik Essiger, which at September 30, 2006 an aggregate of $19,245 plus $1,945 in reimbursement of expenses remains due and owing.

         Our net loss during the nine-month period ended September 30, 2006 was approximately ($674,641) or ($0.00) per share compared to a net loss of ($337,789) or ($0.00) during the nine-month period ended September 30, 2005. The weighted average number of shares outstanding was 40,670,800 for the nine-month period ended September 30, 2006 compared to 40,602,960 for the nine-month period ended September 30, 2005.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

         Our net loss for the three-month period ended September 30, 2006 was approximately ($407,460 ) compared to a net loss of ($36,660) during the three-month period ended September 30, 2005 (an increase of $370,800 ). During the three-month periods ended September 30, 2006 and 2005, respectively, we did not record any income. During the three-month period ended September 30, 2006, we recorded operating expenses of $407,460 compared to operating expenses of $36,660 incurred in the same period, consisting primarily of: (i) $119,000 (2005: $30,000) in consulting expenses; (ii) $25,000 (2005: $-0-) in advertising and investor relations; (iii) $129,245 (2005: $-0-) in management fees; (iv) $89,130 (2005: $3,663) in office and general expenses; and (ii) $45,085 (2005:
$2,997) in professional fees.

         Consulting expenses, management fees, professional fees and office and general expenses incurred during the three-month period ended September 30, 2006 increased from the three-month period ended September 30, 2005 primarily due to the increase in operating costs associated with the acquisition and development of oil and gas properties and overall corporate activity associated with the legal and administrative costs of the Registration Statement.

         Our net loss during the three-month period ended September 30, 2006 was approximately ($407,460) or ($0.00) per share compared to a net loss of ($36,660) or ($0.00) during the three-month period ended September 30, 2005. The weighted average number of shares outstanding was 40,670,800 for both three-month periods ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

         As of the nine-month period ended September 30, 2006, our current assets were $5,463 and our current liabilities were $1,733,515 , resulting in a working capital deficit of $1,728,052 . As at the nine-month period ended September 30, 2006, current assets were comprised of: (i) cash in the amount of $1,647; and (ii) prepaid expenses in the amount of $3,816. As at the nine-month period ended September 30, 2006, current liabilities were comprised of: (i) $972,256 due to related parties; and (ii) $123,759 in accounts payable and accrued liabilities;and (iii) $637,500 in agreement payable.

         As at the nine-month period ended September 30, 2006, our total assets of $1,539,969 were comprised of: (i) $5,463 in current assets; and (ii) $1,534,506 in carrying value of unproved oil and gas properties. The increase in total assets during the nine-month period ended September 30, 2006 from $$507,110 as at fiscal year ended December 31, 2005 was primarily due to the increase in the carrying value of unproved oil and gas properties during the nine-month period ended September 30, 2006.

         As at the nine-month period ended September 30, 2006, our total liabilities were $1,733,515 comprised of current liabilities. The increase in total liabilities during the nine-month period ended September 30, 2006 from $26,015 as at fiscal year ended December 31, 2005 was primarily due to the increase in amounts due to related parties and in accounts payable and accrued liabilities and agreement payable on the Bayou Choctaw lease.

         Stockholders' equity decreased from $481,095 for fiscal year ended December 31, 2005 to ($193,546) for the nine-month period ended September 30, 2006.

         We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2006, net cash flows used in operating activities was ($293,457) compared to net cash flows used in operating activities for the nine-month period ended September 30, 2005 of ($357,119), consisting primarily of a net loss of ($674,641) adjusted by $200,000 due from a related party and $87,256 and $123,759 for accrued and unpaid management fees and accounts payable and accrued liabilities, respectively.

         Net cash flow used in investing activities was ($597,006) for the nine-month period ended September 30, 2006 compared to net cash flow used in investing activities for the nine-month period ended September 30, 2005 of $-0-. Net cash flow used in investing activities during the nine-month period ended September 30, 2006 was primarily related to acquisition of oil and gas properties.

         Net cash flows provided by financing activities was $885,000 for the nine-month period ended September 30, 2006 compared to net cash flows provided by financing activities for the nine-month period ended September 30, 2005 of $35,000, received from advances by a related party to us.

         We expect that working capital requirements will continue to be funded through a combination of our existing funds, debt instruments and advances, and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

         On October 16, 2006, we completed a private placement pursuant to which we issued an aggregate of 944,105 units ("Unit") of our securities at a subscription price of U.S. $1.50 per Unit for total gross proceeds of $1,416,157.50; with each Unit being comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock ("Warrant Share") at a price of $3.00 per share for the period commencing on October 16, 2006 and ending on the day which is the earlier of (i) 24 months from the date of issuance of the Units or (ii) 18 months from the effective date of our proposed registration statement of this private placement, 563,333 of the units issued were in exchange for $845,000 previously advanced to the Company. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.

         On November 6, 2006, we came to an agreement with Stonegate Securities Inc. ("Stonegate") to pay an aggregate of $25,000 to settle all outstanding obligations and terminate the Placement Agency Agreement between the Company and Stonegate dated September 22, 2006. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

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

MATERIAL COMMITMENTS

         As of the period ended September 30, 2006, we have the following material commitment for the current fiscal year. During July and August 2006, one of our shareholders advanced an aggregate of $845,000 to us. The advances are non-interest bearing and have no specific or definite repayment terms. Subsequent to the nine-month period ended September 30, 2006, the aggregate amount of $845,000 was converted into 563,333 restricted shares of our common stock at $1.50 per share plus a two-year warrant the right to purchase 563,333 additional shares of restricted common stock at $3.00 per share. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

We are also committed to pay in the future, certain oil and gas property acquisition and exploration expenditures, as follows:

BAYOU CHOCTAW PROJECT
     The Company has committed to participation in a 3D-seismic survey which is estimated to cost approximately $425,000. As of the date of these financial statements the 3D-seismic survey has not been initiated.

LITTLE CEDAR CREEK PROSPECT
     (a) Conecuh County (Lease 1)
     The balance of the acquisition cost of this property is $750,000.
     (b) Conecuh County (Lease 2)
     The balance of the acquisition cost of this property is $335,000 in cash and $385,000 worth of the Company's common stock.

As of the date of these financial statements the Company has not completed this transaction and its due diligence on the two Little Cedar Creek Prospect properties and has engaged the lessor in further negotiation.

MANAGEMENT AGREEMENTS

On October 16th, 2006, pursuant to management agreements, we committed to pay a total of $20,000 per month to two of our executives. These agreements are on a month-to-month basis.

If we are unable to raise sufficient funding to meet our commitments, then we may not be able to meet our commitments and some or all of our deposits, may become forfeit.


OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guaranteed contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

ITEM III. CONTROLS AND PROCEDURES

         Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of our management, including Mr. Marcus Johnson, our Chief Executive Officer, and Mr.
D. Bruce Horton, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our management including the Chief Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. There have been no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during our nine-month quarterly period ended September 30, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

AUDIT COMMITTEE REPORT

         The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steven Jewett and Mr. D. Bruce Horton and. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

         The audit committee has reviewed and discussed with management our unaudited financial statements as of and for the nine-month period ended September 30, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the unaudited financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2006 filed with the Securities and Exchange Commission.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

BAYOU CHOCTAW LEASE

         On October 17, 2006, we issued an aggregate of 200,000 shares of our restricted common stock in accordance with the provisions of the Bayou Choctaw Lease at an accrued price at September 30, 2006 of $1.75 per share. The per share consideration was calculated by management in consideration of net tangible value inclusive of all other balance sheet assets, current, and long-term liabilities. The shares were issued pursuant to an exemption from registration under Section 4(2) of the 1933 Securities Act.

PRIVATE PLACEMENT OFFERING

         On October 16, 2006, we completed a private placement pursuant to which we issued an aggregate of 944,105 Units at a subscription price of U.S. $1.50 per Unit for total gross proceeds of $1,416,157.50. Each Unit is comprised of one common share and one non-transferable common stock purchase warrant ("Warrant"). Each resulting Warrant entitles the subscriber to purchase an additional share of our common stock ("Warrant Share") at a price of $3.00 per share for the period commencing on October 16, 2006 and ending on the day which is the earlier of (i) 24 months from the date of issuance of the Units or (ii) 18 months from the effective date of our proposed registration statement. Both the Warrant Shares and the common shares issued pursuant to the private placement offering are to be proposed for registration under the United States Securities Act of 1933, as amended.

         The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets, and net estimated worth. We issued Units to investors who were either a U.S. resident- or a non-U.S. resident. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SETTLEMENT OF DEBT

         During the nine-month period ended September 30, 2006, one of our shareholders advanced an aggregate of $845,000 to us. On October 16, 2006, we entered into a settlement agreement pursuant to which the aggregate amount due and owing was converted into 563,333 shares of our restricted common stock at $1.50 per share plus a two-year warrant with the right to purchase an additional 563,333 shares of our common stock at $3.00 per share. The shareholder acknowledged that the securities to be issued have not been registered under the

Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5.  OTHER INFORMATION

RESIGNATION OF OFFICERS/DIRECTORS AND APPOINTMENT OF OFFICERS/DIRECTORS

         Effective August 21, 2006, our Board of Directors accepted the resignations of each of Grant Atkins and Douglas Humphreys as directors and our executive officers and in conjunction accepted the consents to act as directors and/or executive officers from each of Thomas Alden Markham II, Blake Box, Marcus M. Johnson, William W. Bolles, and Erik Essiger.

         Effective September 26, 2006, our Board of Directors accepted the consent from Mr. Bolles to act as one of our directors. Effective October 25, 2006, our Board of Directors accepted the resignation of Mr. Bolles as a director and as our President/Chief Executive Officer and director. Effective November 2, 2006, Mr. Blake Box resigned as director of the Company.

         Therefore, as of the date of this Quarterly Report, the following represents the individuals and their respective capacity.

         INDIVIDUAL                                    POSITION

Marcus M. Johnson                    Director and Chairman, President/Chief
                                     Executive Officer/Principal Executive
                                     Officer

D. Bruce Horton                      Director and Secretary/Treasurer, Chief
                                     Financial Officer, Principal Accounting
                                     Officer and Stock Option Plan Administrator

Thomas A. Markham II                 Director and Chief Geologist

Stephen Jewett                       Director

Erik Essiger                         Director


2006 STOCK OPTION PLAN

            On April 3, 2006, our Board of Directors authorized an approved a 2006 stock option plan (the "Stock Option Plan").

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K:

         (i) Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on November 2, 2006.

         (ii) Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on September 28, 2006.

         (iii)Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on August 25, 2006.

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MORGAN CREEK ENERGY CORP.

Dated: November 10, 2006                     By: /s/ MARCUS M. JOHNSON
                                             _______________________________
                                             Marcus M Johnson, President and
                                             Chief Executive Officer


Dated: November 10, 2006                  By: /s/ D. BRUCE HORTON
                                             ________________________________
                                             D. Bruce Horton, Chief Financial
                                             Officer