Form 10KSB
period 2006-12-31
MORGAN CREEK ENERGY CORP
filed 2007-04-16
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

________________________________________________________________________________
                         Commission file number 0-25455

                            MORGAN CREEK ENERGY CORP.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 201777817
_______________________________                            ____________________
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)

                               10120 S. Eastern Avenue
                                    Suite 200
                             Henderson, Nevada 89052
________________________________________________________________________________
                    (Address of Principal Executive Offices)

                                 (702) 566-1307
                    _____________________________________________
                           (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      NONE
                                ________________
                                (Title of class)

          Securities registered pursuant to Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $0.001
                         ______________________________
                                (Title of class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 ______     _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Indicate by checkmark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

     State issuer's revenues for its most recent fiscal year (ending December 31, 2006): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: February 28, 2007:
$11,050,413.30.

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

                                          Yes          No
                                              _______     ______

                    Applicable Only to Corporate Registrants

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Outstanding as of April 1, 2007

Common Stock, $.001 par value                 29,814,905

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

                                 Not Applicable

         Transitional Small Business Disclosure Format (Check one:)

                      Yes  [   }                No [ X ]

INDEX                                                                      PAGE

ITEM 1. DESCRIPTION OF BUSINESS                                               2

ITEM 2. DESCRIPTION OF PROPERTY                                              25

ITEM 3. LEGAL PROCEEDINGS                                                    25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  25

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS                                                           25

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION                                                         29

ITEM 7. FINANCIAL STATEMENTS                                                 37

        CONSOLIDATED BALANCE SHEET                                           F2

        CONSOLIDATED STATEMENTS OF OPERATIONS                                F3

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F4

        CONSOLIDATED STATEMENTS OF CASH FLOWS                                F5

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                               38

ITEM 8A. CONTROLS AND PROCEDURES                                             38

ITEM 8B. OTHER INFORMATION                                                   38

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL
           PERSONS AND CORPRATE GOVERNANCE; COMPLIANCE
           WITH SECIOTN 16(a) OF THE EXCHANGE ACT                            39

ITEM 10. EXECUTIVE COMPENSATION                                              42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS                        44

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
           DIRECTOR COMPENSATION                                             46

ITEM 13. EXHIBITS                                                            47

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                              48

SIGNATURES                                                                   48

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

AVAILABLE INFORMATION

Morgan Creek Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

                                     PART I

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

AUGUST 2006 FORWARD STOCK SPLIT

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

The August 2006 Forward Stock Split was effectuated with a record date of August 8, 2006 upon filing the appropriate documentation with NASDAQ. The August 2006 Forward Stock Split increased our issued and outstanding shares of common stock from 20,335,400 to approximately 40,670,800 shares of common stock. The common stock continued to be $0.001 par value.

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

CANCELLATION OF SHARES

On December 19, 2006, Geneva Energy Corp. agreed to the cancellation and return to treasury of 12,000,000 shares of our restricted common stock held of record. Thus, as of the date of this Annual Report, our total issued and outstanding shares of common stock is 29,814,905.

The current authorized share capital as provided for in our Articles of Incorporation is 100,000,000 shares of common stock with a par value of $0.001 per share.

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 317 S.W. Alder Street, Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Quachita Prospect"). To date the Company has acquired approximately 2,035 gross acres. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for $310,071.

OIL AND GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

                                           GROSS ACRES            NET ACRES(*)
Oklahoma                                       560                    315
Texas                                         2,035                  1,569
Total:                                        2,595                  1,882

(*) Certain of our interests in our oil and gas properties are less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

         CHAPMAN LEASE

The Chapman Lease encompasses approximately 240 acres in Okfuskee County, State of Oklahoma. The original owners and lessors of the Chapman Lease are the Home-Stake Royalty Corporation and the Home-Stake Oil and Gas Company (collectively, the "Chapman Lessors"). We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Chapman Lease was originally for three years, and is currently held indefinitely by production. The Chapman lease is currently producing minor quantities of oil from existing wells. So long as the Chapman Lease produces any oil or gas as demonstrated by any marketed quantities of oil or gas, the Chapman Lease will be deemed to be valid and thus, "held by production" and no further costs will be incurred by us as lessee. The Chapman Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

In the event that demonstrated marketed production ceases for a twelve-month consecutive period, the Chapman Lease will lapse as it would no longer be classified as held by production. Under these circumstances, the Chapman Lease may be retained by us for an additional cost of $12,000 per annum ($25 per acre x 2 Chapman Lessors x 240 acres). The two $6,000 payments ($25 per acre x 240 acres = $6,000) would be made to each of the Chapman Lessors. To maintain the Chapman Lease in good standing in the event of ceased production for a twelve-month consecutive period, it will cost $12,000 per annum. If production as demonstrated by the sales of any oil or gas in any twelve-month period is restored, the Chapman Lease would once again be deemed to be "held by production" and the $25 per acre annual shut in charge to each of the Chapman Lessors would cease. As of the date of this Annual Report, the Chapman Lease is in good standing.

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

         HURLEY LEASE

The Hurley Lease encompasses approximately 320 acres in Okfuskee County, State of Oklahoma. The original owners and lessors of the Hurley Lease are Lynn McEvers, Rick Hurley, Robert A. Dolton and Pearl E. Dolton, and Mary K. Hurley (collectively, the "Hurley Lessors"). We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Hurley Lease was originally for one year, and is currently held indefinitely by production. The Hurley Lease is currently producing minor quantities of oil from existing wells. As long as the lease produces any oil or gas as demonstrated by marketed quantities of oil or gas, the Hurley Lease will be deemed to be valid and thus "held by production" and no further costs will be incurred by us. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

In the event that demonstrated marketed production ceases for a twelve-month consecutive period, the Hurley Lease will lapse as it would no longer be classified as held by production. Under these circumstances, the Hurley Lease may be retained by us for an additional cost of $1,280 per annum ($1 per acre x 4 Hurley Lessors x 320 acres). The four $320 payments ($1 per acre x 320 acres = $320) would be made to each of the Hurley Lessors. To maintain the Hurley Lease in good standing in the event of ceased production for a twelve-month consecutive period, it will cost $1,280 per annum. If production as demonstrated by the sales of any oil or gas in any twelve-month period is restored, the Hurley Lease would once again be deemed to be "held by production" and the $1 per acre annual shut in charge to each of the Hurley Lessors would cease. As of the date of this Annual Report, the Hurley Lease is in good standing.

The unitization of the Hurley Lease is the spacing of wells in any 640 acre section of land. The unitization of the Hurley Lease is currently one gas well for each 640 acres and one oil well for each 80 acres. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones.

By Agreement dated December 17, 2006,the Company purchased the Hurley and Chapman leases from its founding shareholder and was acquired for a cash payment of $300,000 and the issuance of 6,000,000 common shares (pre May and August 2006 stock splits) valued at $600,000. For accounting purposes the Company has recorded the acquisition of the oil and gas interest at the related party vendor's cost of $300,000 and the issuance of the 6,000,000 shares valued at $600,000 has been recorded as a capital distribution.

After an internal review of the property, we have decided not to proceed with the development of the Hurley and Chapman leases. Consequently, we have recorded a $300,000 charge to earnings. As of the date of this Annual Report, we intend to attempt to sell our interest in the property.

         VAMOOSA LEASE

On approximately May 10, 2006, we entered into an agreement to acquire a 100% working interest and a 78% net revenue interest in an approximate 520 acre oil and gas prospect located in Seminole County, Oklahoma (the "Vamoosa Lease"). After further evaluation of the property, we have decided not to proceed with the purchase of the property.

         BAYOU CHOCTAW LEASE

On approximately July 10, 2006, we entered into a letter of intent with Texhoma Energy, Inc., to acquire a 25% working interest and an 18.25% net revenue interest in the Bayou Choctaw oil and gas project located in Iberville Parish in the State of Louisiana (the "Bayou Choctaw Lease"). According to the terms and provisions of the letter of intent, we are to: (i) pay an aggregate of $250,000, of which $125,000 was paid on July 19, 2006 and $125,000 on October 17, 2006;
(ii) issue an aggregate of 200,000 post August Forward Stock Split shares of our restricted common stock with piggyback registration rights, which 200,000 shares valued at $350,000 were issued on October 17, 2006; (iii) reimburse initial costs estimated at $162,500 for our pro-rata portion, payable upon signing the lease participation documents to be provided by the operator upon drilling; and
(iv) participate in a 3D-seismic survey by August,2006 which is estimated to cost approximately $425,000 for our prorata portion. To date the 3D-seismic survey has not been initiated. We have the option to participate in the first two wells and carry the promoting parties through the drilling of those wells to `casing point' on the basis of paying for 33.33% of the cost to earn our 25% working interest. Subsequent to the drilling of the first two wells, costs will be shared in direct proportion to working interest participation without any further carried working interest.

As of the date of the Annual Report, the Company has reviewed this lease option and has determined that until further information previously requested is obtained it will not proceed with any further development or expenditures on this lease. Under the terms of the letter of intent the Company was to obtain certain information regarding the property and was to sign a lease participation document. To date the Company has not received the required information and has not signed the lease participation document and as a consequence management has determined that there are no further financial liabilities to the Company under this agreement. As a result of the uncertainty of realization the Company has recorded the costs incurred to date of $600,000 as an impairment charge to operations.

         BROWDER BARNETT SHALE LEASE

On approximately July 24, 2006, we acquired a 100% working interest and 74% net revenue interest in the Browder Barnett shale oil and gas prospect in Cooke County in the State of Texas (the "Browder Lease"). The Browder Lease is unproven and was acquired for $146,820. As of the date of this Annual Report we have ceased activity relating to the site preparation.

We have sold on November 6, 2006 to Pierco Petroleum Inc. ("Pierco") 50% of our working interest in the Browder Lease for $73,410 (the "Pierco Agreement"). In accordance with the terms and provisions of the Pierco Agreement: (i) Pierco will participate in the Browder Lease and drilling with up to a 50% working interest and a 37% net revenue interest; and (ii) we will retain a minimum 50% working interest and a 37% net revenue interest.

As of the date of this Annual Report, we have determined that after an internal review by our senior geologist and a review of wells recently completed in the area, we will not proceed with the development of this lease. Consequently, we have recorded a $73,410 charge to earnings

         LITTLE CEDAR CREEK LEASE

On August 11, 2006, we entered into an agreement with U.S. Gas Systems Inc. ("US Gas Systems") to acquire an aggregate of 103 acres of oil and gas targeted development leases for $1,000,000 in the Cedar Creek field located in Conecuh County, Alabama and, on September 18, 2006, we entered into another agreement with US Gas Systems to acquire an additional 385 acres inconsideration for $385,000 plus approximately 171,000 shares of the Company's restricted common stock in Conecuh County, Alabama (collectively, the "Cedar Creek Lease Agreement"). The five-year leases are located primarily in two 160-acre sections which we believed would allow us to benefit from near term cash flow from non-operated drilling initiatives in two separate well bores scheduled to have begun December 2006. The additional 385 acres under lease will be subject to a royalty of 20% and an additional over-riding royalty interest of 2.50%.

In accordance with the terms and provisions of the Cedar Creek Lease Agreement, we: (i) will pay an aggregate consideration of $1,000,000, of which $250,000 as a non-refundable deposit was paid on August 11, 2006; (ii) paid an additional $50,000 as a non-refundable deposit on September 28, 2006 for the 385 acres;
(iii) pay the remaining balance of funds due and owing and issue shares by November 30, 2006, which payment and issuance was subject to completion of our due diligence; (iv) own a 36.25% working interest and a 27.18% net revenue interest before well capital cost payout in the first well, and a 20.39% net revenue interest after well capital cost payout; and (v) a 25.0% working interest and an 18.75% net revenue interest before well capital cost payout in the second well to be drilled, and a 14.06% net revenue interest after well capital cost payout.

After completing due diligence on each of the 103 acres of oil and gas targeted development leases in the Cedar Creek Field located in Conecuh County and the further 385 acres of additional leases, the Company decided not to complete the acquisition of any Cedar Creek Field acreage. As a result, the additional consideration payable under the agreements was not payable and the aggregate $300,000 non- refundable deposit paid has been recorded as an impairment charge to operations.

         QUACHITA PROSPECT

As of December 31, 2006, we leased approximately 2,035 acres within the Ouachita Trend in the State of Texas for a three-year term in consideration of $310,071, which was paid during 2006 (the "Ouachita Lease"). We had previously identified seven separate potential areas of exploration interest and have carried out wide scale leasing on the first of these targets. As of the date of this Annual Report, we intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

As of the date of this Annual Report, we have received a permit for drilling of the twin well on the Quachita Prospect. The site has been cleared and the rathhole has been drilled. We anticipate further drilling will resume by May 2007.

         SOUTH TEXAS PROSPECT

On approximately January 30, 2007, we acquired a 100% working interest in two fully equipped oil leases located in the State of Texas for aggregate consideration of $55,000. The Mata lease is located in Webb County and the Peters Ranch lease is located in Duval County (collectively, the "South Texas Lease"). As of the date of this Annual Report, we anticipate that the South Texas Leases will be productive after completion of the rework program and the addition of extra equipment.

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

DEVELOPMENT OF CURRENT LEASES

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

--------------------------------------------------------------------------------
Activity
--------------------------------------------------------------------------------

Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required
--------------------------------------------------------------------------------
Pull old well tubing tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water
--------------------------------------------------------------------------------
If gas content conducive to production, complete well by inserting downhole pump and rods, set pumping unit, wellhead, and gas line
--------------------------------------------------------------------------------
Complete pipeline
--------------------------------------------------------------------------------
Create well development model and investment documents to develop wells on subject leases including funding plan
--------------------------------------------------------------------------------
Create investor communications materials, corporate identity
--------------------------------------------------------------------------------
Raise funding for well development,
--------------------------------------------------------------------------------
Drill, complete, and produce from well drilling program and selective re-entry programs
--------------------------------------------------------------------------------
Target further leases for exploration potential and obtain further funding to acquire new development targets
--------------------------------------------------------------------------------

NEW LEASE ACQUISITION AND DEVELOPMENT

If gas quality and quantities are not deemed sufficient from work to be conducted on our current leases during the first six months of operation, additional land acquisitions will be assessed and obtained subject to adequate capital resources being available and further sources of debt and equity being obtained. The following outlines anticipated activities pursuant to this business option.

--------------------------------------------------------------------------------
Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required
--------------------------------------------------------------------------------
Pull old well tubing tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water,
--------------------------------------------------------------------------------
If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets
--------------------------------------------------------------------------------

We will require additional funding to implement our proposed future business activities. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Marcus Johnson is our President and Chief Executive Officer, and D. Bruce Horton is our Chief Financial Officer and Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

MATERIAL AGREEMENTS

MARKHAM CONSULTING SERVICES AGREEMENT

On approximately August 1, 2006, we entered into a month-to-month consulting services agreement with Thomas Markham, our Chief Geologist (the "Markham Consulting Services Agreement"). In accordance with the verbal terms and provisions of the Markham Consulting Services Agreement: (i) Mr. Markham shall provide to us all necessary services and perform all duties associated with his executive position as Chief Geologist; (ii) we shall pay to Mr. Markham a monthly fee of $10,000; and (iii) Mr. Markham shall receive a 1.5% royalty interest in all properties Mr. Markham introduces to us which are subsequently acquired by us. During fiscal year ended December 31, 2006, we paid an aggregate of $60,000 to Mr. Markham in accordance with the monthly fee and an additional $4,794.91 in accordance with the amounts earned under the royalty interest. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Compensation."

We anticipate memoralizing the terms and provisions of the Markham Consulting Services Agreement in a written agreement.

BEGLEY SERVICES AGREEMENT

On approximately August 1, 2006, we entered into a month-to-month services agreement with William Begley, our Operations Manager (the "Begley Services Agreement"). In accordance with the terms and provisions of the Begley Services
Agreement: (i) Mr. Begley shall provide to us all necessary services and perform all duties associated with his position as Operations Manager; (ii) we shall pay to Mr. Begley a monthly fee of $10,000; and (iii) Mr. Begley shall receive a 1.5% royalty interest in all properties Mr. Begley introduces to us which are subsequently acquired by us. During fiscal year ended December 31, 2006, we paid an aggregate of $50,000 to Mr. Begley in accordance with the monthly fee and an additional $4,794.91 in accordance with the amounts earned under the royalty interest.

We anticipate memoralizing the terms and provisions of the Begley Services Agreement in a written agreement.

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

RISKS RELATED TO OUR BUSINESS


         WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these require funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment.

As our oil and gas properties do not contain any reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our oil and gas properties are in the exploration stage as opposed to the development stage and have no known body of reserves. The known reserves at these projects have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our oil and gas properties, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our properties contain commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas properties can be commercially developed.

         OUR EXPLORATION ACTIVITIES ON OUR OIL AND GAS PROPERTIES MAY NOT BE COMMERCIALLY SUCCESSFUL, WHICH COULD LEAD US TO ABANDON OUR PLANS TO DEVELOP THE PROPERTY AND OUR INVESTMENTS IN EXPLORATION.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

     o identification of potential oil and natural gas reserves based on superficial analysis;
     o    availability of government-granted exploration permits;
     o    the quality of management and geological and technical expertise; and
     o    the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our properties.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $4,145,757 from October 19, 2004 (inception) to December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $4,145,757, and had incurred losses of approximately $3,918,002 during fiscal year ended December 31, 2006. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

         WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS REPORT ACCOMPANYING OUR DECEMBER 31, 2006 AND DECEMBER 31, 2005 FINANCIAL STATEMENTS.

The independent auditor's report accompanying our December 31, 2006 and 2005 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

         AS PART OF OUR GROWTH STRATEGY, WE INTEND TO ACQUIRE ADDITIONAL OIL AND GAS PROPERTIES.

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

         WE ARE A NEW ENTRANT INTO THE OIL AND GAS EXPLORATION AND DEVELOPMENT INDUSTRY WITHOUT PROFITABLE OPERATING HISTORY.

Since inception, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding property related production potential or revenue generation potential. Further, our Leases have no probable, proved or developed producing reserves. As a result, our future revenues may be limited or non-existent.

The business of oil and gas exploration and development is subject to many risks and if oil and natural gas is found in economic production quantities, the potential profitability of future possible oil and gas ventures depends upon factors beyond our control. The potential profitability of oil and natural gas properties if economic quantities are found is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated ground conditions; (ii) geological problems; (iii) drilling and other processing problems; (iv) the occurrence of unusual weather or operating conditions and other force majeure events; (v) lower than expected reserve quantities; (vi) accidents; (vii) delays in the receipt of or failure to receive necessary government permits; (viii) delays in transportation; (ix) labor disputes; (x) government permit restrictions and regulation restrictions; (xi) unavailability of materials and equipment; and (xii) the failure of equipment or drilling to operate in accordance with specifications or expectations.

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

         OUR PRODUCTION INITIATIVES MAY NOT PROVE SUCCESSFUL.

The coal beds from which we intend to produce natural gas frequently contain water, which may hamper our ability to produce gas in commercial quantities. The amount of natural gas that can be commercially produced depends upon the coal quality, the original gas content of the coal seam, the thickness of the seam, the reservoir pressure, the rate at which gas is released from the coal, and the existence of any natural fractures through which the gas can flow to the well bore. However, coal beds frequently contain water that must be removed in order for the gas to detach from the coal and flow to the well bore. The average life of a coal bed well is only five to six years. Our ability to remove and dispose of sufficient quantities of water from the coal seam will determine whether or not we can produce coal bed methane in commercial quantities.

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

When and if we are convinced that our current leases or those subsequently acquired are capable of hydrocarbon production and sales, and we plan to drill more than one well, we intend to maintain a $2,000,000 per year limit policy on bodily injury and general liability with regard to risks incurred for the drilling of up to 25 wells. This will allow for our growth to contain non contract labor that would require us to carry such additional insurance for risks pertaining to oil and gas exploration conducted directly by us. Such a policy would include coverage for numerous locations for pollution, environmental damage, chemical spills and commercial general liability, fire, and personal injury. Such a policy will not be required until such time and date as we believe that we will begin a sustained drilling and operating program, and that at least one well has been drilled and is producing to justify and warrant further drilling and a sustained drilling and operating program.

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

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Marcus Johnson, our Chief Executive Officer, and D. Bruce Horton, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

         OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST.

Our officers and directors serve only part time and are subject to conflicts of interest. Each devotes part of his working time to other business endeavors, including consulting relationships with other entities, and has responsibilities to these other entities. Marcus Johnson is the chief executive officer and a director of Geneva Resources Inc. and D. Bruce Horton is an accountant and financial management consultant.

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


         NEVADA LAW AND OUR ARTICLES OF INCORPORATION MAY PROTECT OUR DIRECTORS FROM CERTAIN TYPES OF LAWSUITS.

Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

RISKS RELATED TO OUR COMMON STOCK

         SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK INTO THE PUBLIC MARKET BY CERTAIN STOCKHOLDERS MAY RESULT IN SIGNIFICANT
         DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 29,814,905 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 4,167,700 shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 4,167,700 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 12,944,045 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 1,850,000 stock options outstanding and an aggregate of 944,105 Warrants outstanding. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our discovery or development efforts; (ii) failure to meet our revenue or profit goals or operating budget;
(iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2006, no matters were submitted to our stockholders for approval.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY


Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "MCRE:OB" on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

              MONTH ENDED                      HIGH BID              LOW BID
           December 31, 2006                     $3.16                $1.30
          September 30, 2006                     $4.93                $2.83
             June 30, 2006                       $2.55*               $2.70*
            March 31, 2006                        n/a                  n/a

*Represents an average based upon months of May and June 2006.

As of March 1, 2007, we had 25 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY
No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Uranium Energy 2006 Stock Option Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

                                                                                                   NUMBER OF SECURITIES
                                 NUMBER OF SECURITIES TO BE                                      REMAINING AVAILABLE FOR
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE          FUTURE ISSUANCE UNDER
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          EQUITY COMPENSATION PLANS
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS          (EXCLUDING COLUMN
        PLAN CATEGORY                       (A)                           (B)                             (A))
__________________________________________________________________________________________________________________________
Equity Compensation Plans
Approved by Security Holders
(2006 Stock Option Plan)                  1,850,000                        $1.10                      3,150,000
Equity Compensation Plans Not
Approved by Security Holders                944,105                        $3.00                             -0-



2006 STOCK OPTION PLAN

On April 3, 2006, our Board of Directors authorized and approved the adoption of the 2006 Plan effective April 3, 2006, under which an aggregate of 5,000,000 of our shares may be issued.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2006 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock
Option shall be exercisable in installments or by vesting only. 2006 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2006 Plan. At the time a Stock Option is granted under the 2006 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period up to ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

The exercise price of a Stock Option granted pursuant to the 2006 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness from we may be subject to such conditions, restrictions and contingencies as may be determined.

INCENTIVE STOCK OPTIONS

The 2006 Plan further provides that, subject to the provisions of the Stock Option Plan and prior shareholder approval, the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 944,105 common stock purchase warrants issued and outstanding. During fiscal year ended December 31, 2006, we issued an aggregate 944,105 common stock purchase warrants (the "Warrants"). The Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2006 at an exercise price of $3.00 per share during the period commencing on October 16, 2006 and ending on the day which is earlier of
(a) twenty-four months from the date of issuance of the Warrants or eighteen months from the effective date of a proposed registration statement. See " -- Recent Sales of Unregistered Securities."

As of the date of this Annual Report, none of the Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2006, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

OCTOBER 2006 PRIVATE PLACEMENT OFFERING

On October 16, 2006, we closed a private placement offering (the "October 2006 Private Placement Offering"), whereby we issued an aggregate of 944,105 units at a subscription price of $1.50 per unit (the "Units"). Each was comprised of one share of common stock and one non-transferable warrant (the "Warrant"), representing the issuance of an aggregate of 944,105 shares of our restricted common stock and 944,105 Warrants with piggyback registration rights for all securities underlying the Units issued. We agreed to file a registration statement with the SEC in accordance with the requirements of the Securities Act in order to register the resale by the investors of the shares issued and the share issuable upon exercise of the Warrants. Each Warrant is exercisable at $3.00 per share during the period commencing on October 16, 2006 and ending on the day which is earlier of (a) twenty-four months from the date of issuance of the Warrants or eighteen months from the effective date of a proposed registration statement.

The October 2006 Private Placement Offering was completed in reliance on Regulation S and/or Rule 506 of Regulation D of the Securities Act. Sales to United States investors pursuant to Rule 506 of Regulation D were limited to investors who qualified as "accredited investors" within the meaning of Rule 501(a) of Regulation D. The per share price of the October 2006 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

Of this October 2006 Private Placement Offering, 563,333 of the Units were issued in exchange for $845,000 previously advanced to us by one of our shareholders. We issued the remaining Units to investors who are either non-U.S. residents under Regulation S or U.S. residents under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities

SHARES ELIGIBLE FOR FUTURE SALE

We filed a registration statement on Form SB-2 under the Securities Act with the Securities and Exchange Commission (the "Registration Statement"). The Securities and Exchange Commission declared the Registration Statement effective on February 14, 2006, pursuant to which certain purchasers of shares, other than affiliates, may resell their shares of common stock aggregating 4,167,700 shares immediately. A current shareholder who is an "affiliate" of us, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us, will be required to comply with the resale limitations of Rule 144. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about us. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to year ended December 31, 2006, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION
                                                          FOR THE PERIOD FROM
                                   FISCAL YEAR ENDED        OCTOBER 19, 2004
                                      DECEMBER 31            (INCEPTION) TO
                                     2006 AND 2005        DECEMBER   31, 2006
                              __________________________ ____________________

General and                   $3,918,002      $204,026        $4,145,757
Administrative Expenses
    Investor relations           112,744        50,000           152,954
    expenses
    Consulting expenses          346,992        90,000           438,467
    Management fees              311,707           -0-           311,707
    Impairment property        1,273,410           -0-         1,273,410
    expense
    Management -Stock          1,527,170           -0-         1,527,170
    based compensation
    Office and general           176,883        12,954           200,104
Professional                     169,095        51,072           241,944
Fees
Net Loss                     ($3,918,002)    ($204,026)      ($4,145,757)

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005

Our net loss for fiscal year ended December 31, 2006 was approximately ($3,918,002) compared to a net loss of ($204,026) during fiscal year ended December 31, 2005 (an increase of $3,713,976). During fiscal years ended December 31, 2006 and 2005, we did not generate any revenue.

During  fiscal  year  ended   December  31,  2006,   we  incurred   general  and
administrative expenses of approximately $3,918,002 compared to $204,026 incurred during fiscal year ended December 31, 2005 (an increase of $3,713,976). These general and administrative expenses incurred during fiscal year ended December 31, 2006 consisted of: (i) investor relations expenses of $112,744 (2005: $50,000); (ii) consulting expenses of $346,992 (2005: $90,000); (iii)
management fees of $311,707 (2005: $-0-); (iv) impairment oil and gas property expense of $1,273,410 (2005: $-0-); (v) management stock based compensation relating to the valuation of stock options granted to our officers and directors of $1,527,170 (2005: $-0-); (vi) office and general of $176,883 (2005: $12,954);
and (vii) professional fees of $169,095 (2005: $51,072).

General and administrative expenses incurred during fiscal year ended December 31, 2006 increased primarily due to the increase in operating costs associated with the increased acquisition and development of our oil and gas properties and related infrastructure and overall corporate activity and our decision to record the impairment of several of our properties totaling $1,273,410. Investor relations expenses incurred during fiscal year ended December 31, 2006 primarily increased relating to corporate marketing and increased business operations pertaining to investor awareness. Consulting expenses and management fees incurred during fiscal year ended December 31, 2006 increased substantially pertaining to the increase in acquisition and development of our oil and gas properties and related contracted services. Stock based compensation relating to management fees, consulting fees and wages and benefits incurred during fiscal year ended December 31, 2006 substantially increased due to the recording of the non-cash expense of $1,527,170 in connection with the grant of stock options to our officers/directors, employees and consultants. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $3,918,002 incurred as general and administrative expenses during fiscal year ended December 31, 2006, we incurred certain amounts payable to
International Market Trend, Inc. ("IMT") as follows: (i) an aggregate of $167,500 in consulting fees; (ii) $42,500 for assisting us in obtaining a listing on the Frankfurt Exchange; (iii) $125,000 for administration fees in accordance with contractual provisions; (iv) $75,000 for implementation of an investor awareness mailing program in Germany; (v) $7,500 for updating our website and other identity related items; (vi) $8,275 for telephone, printing and office expenses. As of December 31, 2006, we owed IMT $16,326, which is unsecured and non-interest bearing and has no definite repayment terms. An officer and director of IMT is also one of our shareholders.

An aggregate of $200,000 was incurred to American News Publishing, Inc. ("ANP"), for the development of an investor communications package and as a deposit on shareholder communications materials and direct mail distribution costs. Such image advertising services were to include the creation of 16 page newsletter with color photo content about us, printing, posting, and mailing of such newsletter to approximately 150,000 intended readers interested in a new company in the oil and gas industry. A formal written contract was never executed for these services, and such services were to be performed at a date after we were public based upon a verbal agreement. We abandoned our initiative regarding the development of the above referenced investor communications package and shareholder communications materials and implementation of the direct mail communication program with ANP and have rescinded previously contracted services with ANP. On January 20, 2006, ANP repaid to us the entire $200,000 fee in connection with the rescission of the verbal agreement.

Of the $3,918,002 incurred as operating expenses during fiscal year ended December 31, 2006, an aggregate of $274,207.33 was incurred payable to certain officers and directors in management and consulting fees. Of the $274,207.33:
(i) we incurred to our prior Chief Executive Officer, William Bolles, an aggregate of $22,500 in connection with services rendered to us in his capacity as Chief Executive Officer; (ii) we incurred to our Chief Geologist an aggregate of $60,000 and an additional $4,794.91 in connection with the terms and provisions of the Markham Consulting Services Agreement; (iii) we incurred to our Operations Manager an aggregate of $50,000 and an additional $4,794.91 in connection with the terms and provisions of the Begley Services Agreement; (iv) we incurred to one of our directors, Erik Essiger, an aggregate of $97,117.51 in connection with performance of exploration related services; (v) we incurred to our prior Chief Financial Officer, Grant Atkins, an aggregate of $35,000 in connection with performance of administrative and financial services; and (vi) we incurred to Robert MacLean an aggregate of $37,500 in connection with services rendered to us. As at December 31, 2006, there were no amounts due and owing to our directors and officers. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related Transactions and Director Independence."

Our net loss during fiscal year ended December 31, 2006 was ($3,918,002) or ($0.13) per share compared to a net loss of ($204,026) or ($0.00) per share during fiscal year ended December 31, 2005. The weighted average number of shares outstanding was 28,811,306 for fiscal year ended December 31, 2006 compared to 40,620,060 for fiscal year ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES


                                              AS AT                  AS AT
                                        DECEMBER 31, 2006      DECEMBER 31, 2005
Cash                                            $5,824               $7,110
Prepaid                                        $13,755                    -
Working capital (deficiency)                  (453,649)             181,095
Total assets                                   329,649              507,110
Total liabilities                             (473,228)             (26,015)
Stockholders' equity (deficiency)              143,579              481,095

FISCAL YEAR ENDED DECEMBER 31, 2006

As at fiscal year ended December 31, 2006, our current assets were $19,579 and our current liabilities were $473,228, which resulted in a working capital deficiency of ($453,649). As at fiscal year ended December 31, 2006, current assets were comprised of: (i) $5,824 in cash; and (ii) $13,755 in prepaid. As at fiscal year ended December 31, 2006, current liabilities were comprised of: (i) $119,735 in accounts payable and accrued liabilities; (ii) $353,493 due to related parties.

As at fiscal year ended December 31, 2006, our total assets were $329,649 comprised of: (i) $19,579 in current assets; and (ii) $310,070 in unproved oil and gas properties. The increase in total assets during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in valuation of the recently acquired unproved oil and gas properties.

As at fiscal year ended December 31, 2006, our total liabilities were $473,228 comprised entirely of, current liabilities. The increase in liabilities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 was primarily due to the increase in amounts due to related parties.

Stockholders' equity decreased from $481,095 for fiscal year ended December 31, 2005 to $143,579 for fiscal year ended December 31, 2006.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2006, net cash flows used in operating activities was ($839,051), consisting primarily of a net loss of ($3,918,002). Net cash flows used in operating activities was adjusted by $1,527,170 to reconcile the non-cash expense of stock options granted and by $1,273,410 to reconcile impairment of oil and gas properties and $200,000 to reconcile costs from related parties and by ($13,755) to reconcile prepaid expenses and $28,083 to reconcile costs to related parties and $64,043 to reconcile accounts payable and accrued liabilities.

For fiscal year ended December 31, 2005, net cash flow used in operating activities was $(398,389), consisting primarily of a net loss of $(204,026). The change in net cash flows used in operating activities during fiscal year ended December 31, 2006 from fiscal year ended December 31, 2005 related primarily to the increase in the non-cash expense of stock options granted of $1,527,170 (2005: $-0-)and impairment of oil and gas properties of $1,273,410 (2005:
$-0-0). In fiscal year ended December 31, 2006, there was also an increase in Due to related parties of $28,083 compared to $10,000 in the fiscal year ended December 31, 2005 and accounts payable and accrued liabilities of $64,043 compared to ($4,363) in fiscal year ended December 31, 2005.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended December 31, 2006, net cash flows used in investing activities was ($903,393) consisting of the acquisition of the oil and gas properties. There were no cash flows used in investing activities in fiscal year ended December 31, 2005.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from the issuance of equity and debt instruments. For fiscal year ended December 31, 2006, net cash flows from financing activities was $1,741,158 compared to $35,000 for fiscal year ended December 31, 2005, pertaining primarily to proceeds received from the sale of our common stock and advances received from related parties. We completed a private placement financing in October 2006 whereby we sold an aggregate of 944,105 Units at a price of $1.50 per Unit for gross proceeds of $1,416,158. However, of this amount, $845,000 consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

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

During fiscal year ended December 31, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act. Pursuant to the terms of the private placements, we issued aggregate amounts of our restricted common stock at subscription prices and under terms as follows:

     o On October 16, 2006, we closed the October Private Placement Offering whereby we issued an aggregate of 944,105 Units at a subscription price of $1.50 per Unit for aggregate gross proceeds gross proceeds of $1,416,157. However, of this amount, $845,000 consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders. The Warrants are exercisable at $3.00 per share commencing from October 16, 2006 and ending on the day which is earlier of: (i) twenty-four months from the date of issuance; or (ii) eighteen months from the effective date of a proposed registration statement. As of the date of this Annual Report, we have not filed any registration statement under the Securities Act.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2006 and December 31, 2005 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments for fiscal year ended December 31, 2007.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", TO SIMPLIFY and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

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

We have adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2006 management has determined that there are no material asset retirement obligations.

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

ITEM 7. FINANCIAL STATEMENTS





                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006






















REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

DALE MATHESON
CARR-HILTON LABONTE LLP
DMCL CHARTERED ACCOUNTANTS

PARTNERSHIP OF:

VANCOUVER
Robert J. Burkart, Inc.     James F. Carr-Hilton Ltd.   Kenneth P. Chong Inc.
Alvin F. Dale Ltd.          Barry S. Hartley, Inc.      Reginald J. LaBonte Ltd.
Robert J. Matheson, Inc.    Rakesh I. Patel Inc.

SOUTH SURREY
Michael K. Braun Inc.       Peter J. Donaldson, Inc.

PORT COQUITLAM
Wilfred A. Jacobson Inc.    Fraser G. Ross, Ltd.        Brian A. Shaw Inc.






             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Morgan Creek Energy Corp.:

We have audited the balance sheets of Morgan Creek Energy Corp. (an exploration stage company) as at December 31, 2006 and 2005 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on October 19, 2004 to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on October 19, 2004 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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



                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS


March 30, 2007
Vancouver, B.C.



VANCOUVER       SUITE 1500 - 1140 WEST PENDER STREET, VANCOUVER, B.C., CANADA
                V6E 4G1, TEL: 604 687 4747 FAX: 604 689 2778 MAIN RECEPTION

SOUTH SURREY    Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7,
                Tel: 604 531 1154 Fax: 604 538 2613

PORT COQUITLAM  Suite 700 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                V3B 5V9, Tel: 604 941 8266 Fax: 604 941 0971



                                       F1



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                               December 31,       December 31,
                                                                                                   2006               2005
_________________________________________________________________________________________________________________________________


 ASSETS


CURRENT ASSETS
   Cash                                                                                            $     5,824        $    7,110
     Prepaid                                                                                            13,755                 -
     Due from related party (Note 5)                                                                         -           200,000
_________________________________________________________________________________________________________________________________
                                                                                                        19,579           207,110

OIL AND GAS PROPERTIES, unproven (Note  3)                                                             310,070           300,000
_________________________________________________________________________________________________________________________________

                                                                                                   $   329,649        $  507,110
=================================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                      $   119,735        $   16,015
    Due to related parties  (Note 6)                                                                   353,493            10,000
_________________________________________________________________________________________________________________________________
                                                                                                       473,228            26,015
_________________________________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
 Issued and outstanding
     29,814,905 common shares (December 31, 2005 - 40,670,800)                                          29,815           10,168
     Additional paid-in-capital                                                                      3,972,363          698,682
   Deficit accumulated during exploration stage                                                     (4,145,757)        (227,755)
_________________________________________________________________________________________________________________________________

                                                                                                       143,579           481,095
_________________________________________________________________________________________________________________________________

                                                                                                   $   329,649        $  507,110
=================================================================================================================================



The accompanying notes are an integral part of these financial statements.


                                       F2


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                            Year ended        Year ended       October 19, 2004
                                                                           December 31,       December 31,      (inception) to
                                                                                 2006            2005         December 31, 2006
_________________________________________________________________________________________________________________________________


GENERAL AND ADMINISTRATIVE EXPENSES

     Investor relations                                                      $    112,744        $   50,000        $     152,954
     Consulting fees                                                              346,992            90,000              438,467
     Management fees                                                              311,707                 -              311,707
     Management fees - stock based compensation                                 1,527,170                 -            1,527,170
     Impairment of oil and gas properties (Note 3(a), (b), (c) and (d))         1,273,410                 -            1,273,410
   Office and general                                                             176,884            12,954              200,105
   Professional fees                                                              169,095            51,072              241,944
_________________________________________________________________________________________________________________________________


NET LOSS                                                                     $ (3,918,002)       $ (204,026)       $  (4,145,757)
======================================================================== ================= ================== ===================




BASIC AND DILUTED LOSS PER COMMON SHARE                                      $      (0.14)       $    (0.01)
======================================================================== ================= ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                                           28,811,306        40,620,060
======================================================================== ================= ==================


The accompanying notes are an integral part of these financial statements.


                                       F3



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM OCTOBER 19, 2004 (INCEPTION) TO DECEMBER 31, 2006



                                                                  Common Stock                        Deficit
                                                                                                    accumulated
                                                                                      Additional      during
                                                                 Number                 Paid in     exploration   Stockholders'
                                                               of Shares     Amount     Capital        stage          Equity
________________________________________________________________________________________________________________________________

Balance, October 19, 2004                                              -   $      -    $        -   $         -     $         -
Common stock issued for oil and gas property at $0.025
per share - November 19, 2004                                 24,000,000      6,000       594,000             -         600,000
Capital distribution to founding share holder on
acquisition of oil and gas property (Note 3)                           -          -      (600,000)            -        (600,000)
Common stock issued for cash at $0.025 per share
-November 26, 2004 and December 15, 2004                      13,750,000      3,438       340,312             -         343,750
Common stock issued for cash at $0.125 per share
-December 15, 2004                                             2,640,800        660       329,440             -         330,100
Net loss for the period                                                                                 (23,729)        (23,729)
________________________________________________________________________________________________________________________________
Balance, December 31, 2004                                    40,390,800                                                650,121
                                                                             10,098       663,752       (23,729)
Common stock issued for cash at $0.125 per share -
March 9, 2005                                                    280,000         70        34,930             -          35,000
Net loss for the year                                                  -          -             -     (204,026)        (204,026)
________________________________________________________________________________________________________________________________
Balance, December 31, 2005                                    40,670,800     10,168       698,682      (227,755)        481,095
Forward stock split 2:1, May 10, 2006                                  -     10,168       (10,168)            -               -
Forward stock split 2:1, August 8, 2006                                -     20,335       (20,335)            -               -
Common stock issued for cash at $1.50 per share
October 16, 2006                                                 944,105        944     1,415,214             -       1,416,158
Common stock issued for oil and gas property at $1.75
  per share - October 17, 2006 (Note 3)                          200,000        200       349,800             -         350,000
Stock-based compensation                                               -          -     1,527,170             -       1,527,170
Restricted common shares cancelled - December 19, 2006       (12,000,000)   (12,000)       12,000             -               -
Net loss for the year                                                  -          -             -    (3,918,002)     (3,918,002)
________________________________________________________________________________________________________________________________

Balance, December 31, 2006                                    29,814,905   $ 29,815    $3,972,363   $(4,145,757)    $   143,579
================================================================================================================================


The accompanying notes are an integral part of these financial statements.


                                       F4


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                                                             October 19, 2004
                                                                            Year ended        Year ended      (inception) to
                                                                           December 31,      December 31,      December 31,
                                                                               2006              2005               2006
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                     $ (3,918,002)      $  (204,026)      $ (4,145,757)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Stock based compensation                                                1,527,170                 -          1,527,170
     - Impairment of oil and gas properties (Note 3(e))                        1,273,410                 -          1,273,410
     - Due from related party                                                    200,000                 -                  -
     - Prepaid expenses                                                          (13,755)                -            (13,755)
     - Due to related parties                                                                       10,000             38,083
                                                                                  28,083
     - Accounts payable and accrued liabilities                                   64,043            (4,363)            80,058
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                           (839,051)         (398,389)        (1,240,791)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties, net of recovery                        (903,393)                -         (1,203,393)
_______________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                     (903,393)                -         (1,203,393)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                           1,416,158            35,000          2,125,008
    Advances from related parties                                                325,000                 -            325,000
_______________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                      1,741,158            35,000          2,450,008
_______________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                      (1,286)         (363,389)             5,824

CASH, BEGINNING OF YEAR                                                            7,110           370,499                  -
_______________________________________________________________________________________________________________________________

CASH, END OF YEAR                                                           $      5,824       $     7,110       $      5,284
===============================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                 $          -       $         -       $          -
     Cash paid for income taxes                                             $          -       $         -       $          -
     Common stock issued for acquisition of oil and gas property (Note 3)   $    350,000       $         -       $    950,000


The accompanying notes are an integral part of these financial statements.

                                       F5

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


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

During fiscal 2004, the Company completed the acquisition of prospects in the Arkoma Basin in the State of Oklahoma, including a 75% working interest and a 56.25% net revenue interest in approximately 560 gross acres of two petroleum and natural gas leases (the "Hurley Lease" and the "Chapman Lease"). Effective December 31, 2006 the Company decided not to proceed with the development of the Hurley/Chapman lease... During fiscal, 2006 the Company reached agreements to acquire additional oil and gas prospects in Alabama ("Little Cedar Creek
Prospect") and in Louisiana ("Bayou Choctaw Project") which the Company subsequently has determined not to proceed with further development. The Company is preparing to drill its first well on the Quachita Prospect in Texas, the Boggs 1 in May, 2007.

Effective May 10, 2006 the Company completed a common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company's common stock. Effective August 8, 2006, the Company completed a further common stock share forward split by the issuance of 2 new shares for each 1 outstanding share of the Company's common stock. All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted. On December 19, 2006 a founding shareholder returned 12,000,000 restricted common shares back to the Company's treasury, which were subsequently cancelled.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of December 31, 2006 the Company has a total deficit of $4,145,757 and a working capital deficit of $453,649. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing losses and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.


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

                                       F6

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)
Depreciation and depletion of proved oil and gas properties is computed on the units-of-production method based upon estimates of proved reserves, as determined by independent consultants, with oil and gas being converted to a common unit of measure based on their relative energy content.

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

ASSET RETIREMENT OBLIGATIONS
The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

FINANCIAL INSTRUMENTS
The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

LOSS PER COMMON SHARE
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be

                                       F7

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES (CONTINUED)
recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2006 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                                       F8

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

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

In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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


NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(A) HURLEY-CHAPMAN PROSPECT
By agreement dated December 17, 2004, the Company acquired a 75% working interest, 56.25% net revenue interest from its founding shareholder, in two sections (560 acres) production held acreage in Okfuskee County, Oklahoma (the "Hurley-Chapman Prospect") with the intention to develop coal bed methane gas producing wells. The lease is unproved and was acquired for a cash payment of $300,000 and the issuance of 6,000,000 common shares (pre May and August 2006 stock splits) valued at $600,000. For accounting purposes the Company recorded the acquisition of the oil and gas interests at the related party vendor's cost of $300,000 and the issuance of the 6,000,000 shares valued at $600,000 were recorded as a capital distribution. After an internal review of the property the Company has decided not to proceed with the development of this lease. Consequently, the Company has recorded a $300,000 impairment charge to operations in 2006

                                       F9

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

(B) BAYOU CHOCTAW PROJECT - AGREEMENT PAYABLE
On July 10, 2006 the Company entered into a letter of intent to acquire a 25% Working interest, 18.25% Net Revenue Interest, in two wells to be drilled in the "Bayou Choctaw" oil and gas project in Iberville Parish, in the State of Louisiana for:

     (i)    $250,000  ($125,000  paid  on July 19, 2006  and  $125,000  paid  on
            October 17, 2006) and 200,000 restricted common shares which will have piggy back registration rights valued at $350,000 (issued); and
            (ii) reimbursement of initial costs estimated at $162,500, payable upon signing lease participation documents to be provided by the operator upon drilling ; and
     (iii) participation in a 3D-seismic survey which is estimated to cost approximately $425,000. To date the 3D-seismic survey has not been initiated.

The Company has reviewed this lease option and has determined that until further information previously requested is obtained it will not proceed with any further development on this lease. Under the terms of the letter of intent the Company was to obtain certain information regarding the property and was to sign a lease participation document. To date the Company has not received the required information and has not signed the lease participation document and as a consequence management has determined that there are no further financial liabilities to the Company under the Agreement. As a result of the uncertainty of realization, the Company has recorded the costs incurred to date of $600,000 as an impairment charge to operations.

(C) BROWDER BARNETT SHALE LEASE
On July 24, 2006 the Company acquired a 100% Working Interest, 74% Net Revenue Interest, in the "Browder" Barnett Shale oil and gas project in Cooke County, in the State of Texas. The lease is unproven and was acquired for $146,820. On November 6, 2006 the Company sold a 50% working interest in this lease for $73,410 which has been recorded as a recovery of oil and gas property costs.

The Company has determined after an internal review by its senior geologist and a review of wells recently completed in the area that it will not proceed with the development of this lease. Consequently, the Company has recorded a $73,410 impairment charge to operations.

(D) LITTLE CEDAR CREEK PROSPECT
On August 11, 2006 the Company entered into an agreement to acquire an aggregate of 103 acres of oil and gas development leases in Conecuh County, Alabama for a five year term, in consideration for $1,000,000. On August 11, 2006 the Company paid a non-refundable deposit of $250,000. The balance of $750,000 was subject to due diligence by the Company however, pursuant to the terms of the agreement it was due no later than October 15, 2006.

On September 18, 2006 the Company entered into an agreement to acquire an additional 385 acres of development leases in Conecuh County, Alabama for a five year term, in consideration for $385,000 plus approximately 171,000 shares of the Company's restricted common stock. The agreement stipulated a non-refundable cash deposit of $150,000 payable on or before September 22, 2006. On September 28, 2006 the Company paid a non-refundable deposit of $50,000. The balance of the funds and shares payable were subject to due diligence. The leases are subject to a royalty of 20% and an additional over-riding royalty interest of 2.50%.

After completing due diligence on each of the 103 acres of oil and gas targeted development leases in the Cedar Creek Field located in Conecuh County and the further 385 acres of additional leases, the Company decided not to complete the acquisition of any Cedar Creek Field acreage. As a result, the additional consideration payable under the agreements was not payable and the aggregate $300,000 non- refundable deposit paid has been recorded as an impairment charge to operations.

 (E ) QUACHITA PROSPECT
During the year ended December 31, 2006 the Company leased various properties totalling approximately 2,035 acres within the Quachita Trend within the state of Texas for a five year term in consideration for $310,071.

                                      F10

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

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

On December 19, 2006 a founding shareholder of the Company returned 12,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder

(B)      PRIVATE PLACEMENTS
On November 26, 2004 the Company issued 1,550,000 shares of common stock at $0.10 per share for proceeds of $155,000.

On December 15, 2004 the Company issued 1,887,500 shares of common stock at $0.10 per share for proceeds of $188,750 and 660,200 shares of common stock at $0.50 per share for proceeds of $330,100.

On March 9, 2005 the Company issued 70,000 shares of common stock at a price of $0.50 per share for proceeds of $35,000.

On October 16, 2006 the Company completed a private placement consisting of 944,105 units with each unit comprised of one common share at $1.50 per share for proceeds of $1,416,158. The units consist of one common share and one non-transferable share purchase warrant exercisable at $3.00 per share for the period commencing on October 16, 2006 and ending on the day which is earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 563,333 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210 was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

(C)      SHARE PURCHASE WARRANTS
There were no share purchase warrants issued or outstanding in 2005. Share purchase warrants outstanding as of December 31, 2006 are:


____________________________________________________________________________________________________________________
                                                                                    Weighted average remaining
Exercise           Weighted average price   Number of warrants to purchase shares   In contractual life (in years)
____________________________________________________________________________________________________________________
     $3.00                 $3.00                           944,105                                     1.80
____________________________________________________________________________________________________________________


                                      F11

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

(C)      SHARE PURCHASE WARRANTS (CONTINUED)
A summary of the Company's stock purchase warrants as of December 31, 2006 and changes during the year is presented below:


________________________________________________________________________________________________________________________________

                                                               Weighted average exercise       Weighted average remaining
                                       Number of Warrants           Price per share            In contractual life (in years)
________________________________________________________________________________________________________________________________
Outstanding at December, 2005                    -                           -                                -
________________________________________________________________________________________________________________________________
Issued                                        944,105                      $ 3.00                            1.80
________________________________________________________________________________________________________________________________
Expired                                          -                           -                                -
________________________________________________________________________________________________________________________________
Exercised                                        -                           -                                -
________________________________________________________________________________________________________________________________
BALANCE  DECEMBER 31, 2006                    944,105                      $ 3.00                            1.80
________________________________________________________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide servies to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On December 12, 2006 the Board of Directors of the Company ratified and approved under the Company's existing Stock Option Plan the issuance of 1,850,000 shares for five years at $1.10 per share.

On December 12, 2006, the Company granted 1,350,000 stock options to officers and directors and 500,000 to management of the Company at $1.10 per share. The term of these options are five years. The total fair value of these options at the date of grant was $1,527,170 or $1,114,421 and $412,740 respectively, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 187% and has been recorded as a stock based compensation expense in the year.

A summary of the Company's stock options as of December 31, 2006 and changes during the year ended is presented below: There were no stock options granted or exercised in fiscal 2005.


_______________________________________________________________________________________________________________________________
                                          Number of Options    Weighted average exercise       Weighted average remaining
                                                                  Price per share              Contractual life (in years)
 ______________________________________________________________________________________________________________________________
Outstanding at December 31, 2005                  -                        -                                -
_______________________________________________________________________________________________________________________________
Granted                                       1,850,000                  $1.10                            4.95
_______________________________________________________________________________________________________________________________
Exercised                                         -                        -                                -
_______________________________________________________________________________________________________________________________
OUTSTANDING AT DECEMBER 31, 2006              1,850,000                  $1.10                            4.95
_______________________________________________________________________________________________________________________________



NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is a shareholder of the Company. During the year ended December 31, 2006 the Company paid IMT consulting expenses of $167,500 (2005 - $20,000), including $42,500 (2005 - $nil) for assisting the Company to obtain a listing on the Frankfurt Exchange and $125,000 for administration fees as per contract., The Company also paid IMT another $75,000 (2005 - $nil) for implementing an investor awareness mailing program in Germany, $7,500 (2005 - $nil) for updating the Company's web site and other identity related items as well as approximately $8,275 for related expenses. As of December 31, 2006 the Company owed IMT $16,326 which amount is unsecured and non-interest bearing, and has no definite repayment terms.

                                      F12

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

During the year ended December 31, 2006 a shareholder of the Company who is also an officer and director of IMT advanced $40,000 to the Company. These advances are non-interest bearing, unsecured and have no definite repayment terms. On October 18, 2006, the advances were repaid.

During 2006 a shareholder of the Company advanced $1,170,000 to the Company. On October 16, 2006, $845,000 was converted to 563,333 restricted common shares of the Company at $1.50 per share plus a two year warrant entitling the warrant holder to purchase 563,333 additional common shares at $3.00 per share. The balance of $325,000 is subject to interest at 8% per annum and has no definite repayment terms. As of December 31, 2006 total accrued interest was $1,211. Subsequent to the year end an additional $279,500 was advanced to the Company by the same shareholder under the same terms and conditions.

MANAGEMENT FEES
During the year ended December 31, 2006, the Company paid officer(s) and director(s) $302,117 for management fees (2005-$15,000). As of December 31, 2006 two management personnel of the Company were owed $10,956 for fees and expenses. On January 4, 2007 the fees and expenses were paid.

As part of their compensation agreement the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each receives and is assigned at time of acquisition up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During the year ended December 31, 2006 the Company recorded related additional compensation to the Executives of the estimated fair value of $9,590 (December 2005 - $nil).

AMERICAN NEWS PUBLISHING INC. ("ANP")
During the year ended December 31, 2005 the Company advanced $200,000 to ANP for Investor relations services. The services were subsequently cancelled and ANP agreed to return the $200,000 to the Company. On January 20, 2006 the funds were repaid to the Company in full. An officer and director of ANP, a private company, is also an officer and director of a corporate shareholder of the Company.

NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $2,618,600 that may be available to reduce future years' taxable income through 2026. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:


                                                       Year ended              Year ended
                                                   December 31, 2006       December 31, 2005
________________________________________________________________________________________________
Federal income tax provision at statutory rate                    35.0%                   35.0%
States income tax provision at statutory rates,
   net of federal income tax effect                                3.0%                    7.0%
________________________________________________________________________________________________
Total income tax provision                                        38.0%                   42.0%
________________________________________________________________________________________________


                                      F13

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
________________________________________________________________________________

NOTE 7 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:


                                                          2006              2005
____________________________________________________________________________________
Loss before income taxes                             $(3,918,002)       $ (204,026)
Corporate tax rate                                         38.00%            42.00%
____________________________________________________________________________________

Expected tax expense (recovery)                       (1,488,841)          (85,690)

Increase (decrease) resulting from:
   Non-deductible stock option expenses                  580,325                 -
   Valuation allowance                                   908,516            85,690
____________________________________________________________________________________
Future income tax provision (recovery)               $         -        $        -
____________________________________________________________________________________

The Company's deferred tax asset is as follows:

                                                         2006              2005
____________________________________________________________________________________

Long-term deferred tax asset
   Net operating loss carry forwards                 $   995,063        $   95,657
Valuation allowance                                     (995,063)           95,657
____________________________________________________________________________________
                                                     $         -        $        -
____________________________________________________________________________________


As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________
On January 30, 2007 that Company acquired a 100% working interest, 77% net revenue interest, in two fully equipped South Texas oil leases; the Mata lease in Webb County and the Peters Ranch located in Duval County for $55,000. Each 40 acre lease is expected to be productive after completion of the rework program and the addition of extra equipment.
(Refer to Note 6.)


                                      F14

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our principal independent accountant from inception to current date is Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, 1500-1140 West Pender Street, Vancouver, British Columbia V6E 4G1.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steven Jewett and Mr. D. Bruce Horton and. One of the three members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2006. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Our directors and executive officers, their ages, positions held are as follows:


NAME                    AGE   POSITION WITH THE COMPANY

Marcus M. Johnson        58   President,   Chief  Executive   Officer/Principal
                              Executive Officer and a Director and Chairman of the Board

D. Bruce Horton          62   Secretary/Treasurer,   Chief  Financial  Officer,
                              Principal  Accounting Officer,  Stock Option Plan
                              Administrator and a Director

Thomas A. Markham II     56   Chief Geologist and a Director

Stephen Jewett           68   Director

Erik Essiger             41   Director

BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

MARCUS JOHNSON: Mr. Johnson has been our President and Chief Executive Officer/Principal Executive Officer and a director and Chairman of our Board of Directors since October 25, 2006. Mr. Johnson, AIA, has previously been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson has performed consulting services for Intergold Corporation, now known as Lexington Resources, Inc., and Vega-Atlantic Corporation, now known as Transax International Limited. Mr. Johnson is a professional architect and a member of the American Institute of Architects. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and is a consultant to Exterior Research & Design, LLC, where he is currently retained as an expert for determining architectural management standards. Mr. Johnson is also the chief executive officer and director to Geneva Resources, Inc. since October 2006.

D. BRUCE HORTON has been one of our directors and our Secretary/Treasurer and Chief Financial Officer and Principal Accounting Officer since August 21, 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia.

THOMAS ALDEN MARKHAM II: Mr. Markham has been our Chief Geologist and one of our directors since August 21, 2006. Mr. Markham is a professional geologist specializing evaluations and management of oil and gas plays in the mid-continental U.S. Since receiving his Masters of Geology, Mr. Markham has focused on oil and gas plays. He began his career working with BEPCO, ARCO and then TENNECO, acting as geologist on a wide range of projects spanning over 12 years of development on leading plays including the Pinon, Allen Hill, Brunson Ranch, J.D. Shale, Brown Bassett Extension and NYY projects. During this period, he directed 15 Ph D-level geologists and managed exploration budgets up to $21 million. Mr. Markham has recently acted as Chief Geologist in charge of the supervision and generation of a 21,000 acre Pennsylvanian gas play in the Permian Basin. Mr. Markham was instrumental in the play's development and finalized negotiations with the Osage Tribe of Oklahoma for drilling rights on 57-quarter sections (9,120 acres). He has been an independent oil and gas geologist managing project generation and evaluation for various industry and non-industry groups primarily in the Mid Continent. Mr. Markham has successfully drilled and completed proprietary prospects (while providing the supervision of seismic, leasing, drilling, completion, and production activities) of 88 oil and gas wells (to 10,500') in Texas, New Mexico, and Oklahoma. He was the generating geologist of a 5 TCFG overthrust play in Central Texas, he Finalized a New Mexico San Andres stratigraphic play (50 to 100 MMBO at 4,000') and a Permian Basin Devonian structural play and managed the screening and evaluation of Springer - Atoka sub-basin prospects of the Anadarko Basin (3-D). Mr. Markham's work has been published in the American Gas Journal and he has been invited on a technical tour of the former Soviet Union to review oil and gas assets. He was also guest speaker at the American Association of Petroleum Landman's (AAPL) "Buying Oil and Gas Properties" seminar. He continues to carry out Reserve Evaluation for non-industry groups including the FDIC (Federal Deposit Insurance Corp. - Wichita and Dallas Branches) and the IRS (Internal Revenue Service). Mr. Markham is not a director or officer of any other U.S. reporting company.

STEVE JEWETT has been one of our directors and a member of our Audit Committee since October 2004. From 1978 to the current date, Mr. Jewett has been the owner and independent operator of Stephen Jewett - Chartered Accountant. During his career, Mr. Jewett was auditor of several public companies, and currently focuses on tax related engagements. Mr. Jewett received his degree as a Chartered Accountant from the Institute of Chartered Accountants of British Columbia and is our Audit Committee's financial expert. Mr. Jewett is also currently a director and audit committee member of Lexington Resources, Inc. since April 30, 2004. Mr. Jewett is also a director and audit committee member to Geneva Resources, Inc., since May 2006.

ERIK ESSIGER has been one of our directors since August 21, 2006. Mr. Essiger has more than fifteen years of experience in corporate finance and lead advisory services relating to strategic and commercial development projects across a wide variety of sectors and including, in particular, within the industrial, automotive, business services, retail and consumer goods sectors. In this respect Mr. Essiger has performed various commercial and strategy services as both an external consultant and as a board member and managing director of a number of companies, including a venture capital company. During the past five years Mr. Essiger has been: (i) the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); (ii) a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); (iii) the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and (iv) a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council. Mr. Essiger is also a director of Uranium Energy Corp., a publicly traded company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Johnson, Markham and Jewett have been appointed as members to our audit committee. Two of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The audit committee operates under a written charter adopted by the Board of Directors on November 20, 2004.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2006 (collectively, the "Named Executive Officers"):


SUMMARY COMPENSATION TABLE

__________________________________________________________________________________________________________________________________
                                                                       NON-EQUITY      NON-QUALIFIED     ALL OTHER
                                                                     INCENTIVE PLAN      DEFERRED       COMPENSATION
                                                                      COMPENSATION     COMPENSATION
NAME AND                                      STOCK                                        EARNINGS
PRINCIPAL                  SALARY    BONUS    AWARDS     OPTION                                                         TOTAL
POSITION          YEAR       ($)      ($)      ($)      AWARDS ($)         ($)              ($)             ($)           ($)
__________________________________________________________________________________________________________________________________
Douglas
Humphries,
previous
President and
CEO               2006     -0-(1)     -0-      -0-          ---            ---              ---             ---             -0-
__________________________________________________________________________________________________________________________________
William Bolles,
previous
President and
CEO               2006    22,500(1)   -0-      -0-          ---            ---              ---           5,000         $27,500
__________________________________________________________________________________________________________________________________
Marcus Johnson,
current
President and
CEO               2006     -0-(1)     -0-      ---      412,748            ---              ---             ---        $412,748
__________________________________________________________________________________________________________________________________


     (1) This amount represent fees paid by us to the Named Executive Officer during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer.

          During fiscal year ended December 31, 2006, we also paid certain executive officers the following amounts, which did not exceed $100,000 and, therefore, not required to be disclosed in the Summary Compensation Table: (i) $35,000 to Grant Atkins, our previous Chief Financial Officer; and (ii) $60,000 and an additional $4,794.91 in accordance with the 1.5% royalty interest to Thomas Markham, our Chief Geologist.

     (2) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at December 31, 2006 relating to options that have been granted to the Named Executive Officers:


                                                 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                   OPTION AWARDS                                                           STOCK AWARDS
__________________________________________________________________________________  _______________________________________________
                                                                                                          Equity
                                                                                                          Incentive    Equity
                                                                                                          Plan         Incentive
                                                                                                          Awards:      Plan Awards:
                                                                                      Number    Market    Number of    Market or
                                            Equity                                    of        Value of  Unearned     Payout Value
                Number of    Number of      Incentive Plan                            Shares    Shares    Shares,      of Unearned
                Securities   Securities     Awards: Number                            or Units  or Units  Units or     Shares,
                Underlying   Underlying     of Securities                             of Stock  of Stock  Other        Units or
                Unexercised  Unexercised    Underlying       Option                   That      That      Rights That  Other Rights
                Options      Options        Unexercised      Exercise  Option         Have Not  Have Not  Have Not     That Have
                Exercisable  Unexercisable  Unearned Options Price     Expiration     Vested    Vested    Vested       Not Vested
Name                (#)          (#)            (#)            ($)     Date             (#)      ($)        (#)          (#)
___________________________________________________________________________________________________________________________________
Marcus Johnson                                                         December 15,
President/CEO    500,000         -0-           -0-            1.10     2011            -0-       -0-        -0-           -0-
___________________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors in 2006:


DIRECTOR COMPENSATION TABLE

                                                                           Change in
                                                                           Pension
                                                                           Value and
               Fees                                    Non-Equity          Nonqualified
               Earned or                               Incentive           Deferred               All
               Paid in         Stock      Option       Plan                Compensation          Other
               Cash            Awards     Awards       Compensation        Earnings           Compensation        Total
Name             ($)            ($)         ($)              ($)               ($)                 ($)              ($)
___________________________________________________________________________________________________________________________________
Marcus
Johnson,                                     (3)
Chairman         -0-             -0-      $412,748         -0-                 -0-                 -0-            $412,748
___________________________________________________________________________________________________________________________________




Thomas               (1)         -0-         (3)           -0-                 -0-                 -0-            $477,542.91
Markham        $64,794.91                 $412,748
___________________________________________________________________________________________________________________________________
Erik Essinger         (2)                    (3)           -0-                 -0-                 -0-            $303,491.51
                97,117.51                 $206,374
___________________________________________________________________________________________________________________________________
Steve Jewett     -0-             -0-         (3)           -0-                 -0-                 -0-            $41,275
                                           $41,275
___________________________________________________________________________________________________________________________________
D. Bruce         -0-             -0-         (3)           -0-                 -0-                 -0-            $41,275
Horton                                     $41,275
___________________________________________________________________________________________________________________________________


     (1) Thomas Markham received these fess as executive compensation in connection with his role as our Chief Geologist.

     (2) Erik Essiger received this compensation for services rendered to us in connection with business related consulting and promotional services performed in Europe on our behalf.

     (3) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.

EMPLOYMENT AND CONSULTING AGREEMENTS

MARKHAM CONSULTING SERVICES AGREEMENT

On approximately August 1, 2006, we entered into a month-to-month consulting services agreement with Thomas Markham, our Chief Geologist (the "Markham Consulting Services Agreement"). In accordance with the verbal terms and provisions of the Markham Consulting Services Agreement: (i) Mr. Markham shall provide to us all necessary services and perform all duties associated with his executive position as Chief Geologist; (ii) we shall pay to Mr. Markham a monthly fee of $10,000; and (iii) Mr. Markham shall receive a 1.5% royalty interest in all properties Mr. Markham introduces to us which are subsequently acquired by us. We anticipate memoralizing the terms and provisions of the Markham Consulting Services Agreement in a written agreement.

During fiscal year ended December 31, 2006, we paid an aggregate of $60,000 to Mr. Markham in accordance with the monthly fee and an additional $4,794.91 in accordance with the amounts earned under the royalty interest

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 29,814,905 shares of common stock issued and outstanding.


                                                              AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP(1)                OWNERSHIP

DIRECTORS AND OFFICERS:

Marcus Johnson                                                    3,518,100 (2)                       11.79%
2020 Prospect Way
Bellingham, Washington 98229
D. Bruce Horton                                                     387,500 (3)                        1.30
2443 Alder Street
Vancouver, British Columbia
Canada, V6H 4A4
Thomas Markham                                                    1,125,000 (4)                        3.77%
8801 Christian Court
Plano, Texas 75025
Erik Essiger                                                        250,000 (5)                        0.83%
P.O. Box 37491
Dubai
United Arab Emeriates

Steve Jewett                                                         50,000 (6)                        0.16%
1201-1633 West 8th Avenue
Vancouver, British Columbia
Canada V6J 5H7

All executive officers and directors as a group (5                5,330,600 (7)                       17.87%
persons)


*        Less than one percent.
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 40,670,800 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock splits effective May 2006 and August 2006.

(2) This figure includes: (i) 3,018,100 shares of common stock; and (ii) 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
(3) This figure includes: (i) 337,500 shares of common stock; and (ii) 50,000 stock options to purchase 50,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
(4) This figure includes: (i) 625,000 shares of common stock; and (ii) 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
(5) This figure includes 250,000 stock options to purchase 250,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
(6) This figure includes 50,000 stock options to purchase 50,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
(7) This figure includes: (i) 3,980,600 shares of common stock; and (ii) 1,350,000 stock options to purchase 1,350,000 shares of our common stock at $1.10 per share expiring on December 15, 2011.
(8)      This figure includes 2,500,000 shares of common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal years ended December 31, 2006 and 2005.

EMPLOYMENT AND CONSULTING AGREEMENTS


MARKHAM CONSULTING SERVICES AGREEMENT

On approximately August 1, 2006, we entered into a month-to-month consulting services agreement with Thomas Markham, our Chief Geologist (the "Markham Consulting Services Agreement"). In accordance with the verbal terms and provisions of the Markham Consulting Services Agreement: (i) Mr. Markham shall provide to us all necessary services and perform all duties associated with his executive position as Chief Geologist; (ii) we shall pay to Mr. Markham a monthly fee of $10,000; and (iii) Mr. Markham shall receive a 1.5% royalty interest in all properties Mr. Markham introduces to us which are subsequently acquired by us. We anticipate memoralizing the terms and provisions of the Markham Consulting Services Agreement in a written agreement.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.                              DOCUMENT

3.1                             Articles of Incorporation (1)

3.2                             Bylaws (1)

4.1                             Chapman Oil and Gas Lease (2)

4.2                             Hurley Oil and Gas Lease (2)

4.3                             Lease Assignment between Geneva Energy Corp.
                                And Morgan Energy Corp. dated December 17,
                                2004 (2)

4.4                             Fletcher Lewis Letter (3)

4.5                             Fletcher Lewis Consent dated December 31,
                                2004 (3)

4.6                             American News Publishing Letter dated
                                January 13, 2006 (3)

10.1 Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.1                            Charter of Audit Committee (1)

14                              Code of Business Conduct (1)

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

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2) Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3) Incorporated by referenced from Form SB-2/A filed with the Commission on January 13, 2006.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2006, we incurred approximately $48,400 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005, we incurred approximately $17,500 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

During fiscal year ended December 31, 2006, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORGAN CREEK ENERGY CORP.


Dated: April 13, 2007                     By: /s/ MARCUS JOHNSON
                                              __________________________________
                                              Marcus Johnson, President/Chief
                                              Executive Officer


Dated: April 13, 2007                     By: /s/ D. BRUCE HORTON
                                              __________________________________
                                              D. Bruce Horton, Treasurer/Chief
                                              Financial Officer