Form 10QSB
period 2007-03-31
MORGAN CREEK ENERGY CORP
filed 2007-05-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2007


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


                                 (702) 566-1307
                           ___________________________
                           (Issuer's telephone number)


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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

                                 Yes [ ] No [ ]


                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                  Outstanding as of May 4, 2007

Common Stock, $.001 par value                 29,814,905

Transitional Small Business Disclosure Format (Check one:)

                                 Yes [ ] No [X]

INDEX                                                                       PAGE

PART I. FINANCIAL INFORMATION                                                 4

ITEM 1. INTERIM FINANCIAL INFORMATION                                         4

        BALANCE SHEETS                                                        6

        STATEMENTS OF OPERATIONS                                              7

        STATEMENTS OF CASH FLOWS                                              8

        NOTES TO FINANCIAL STATEMENTS                                         9

ITEM 2. MANAGEMENT'S DUSCISSION AND ANALYSIS FO FINANCIAL
        CONDITION OR PLAN OF OPERATION                                       16

ITEM 3. CONTROLS AND PROCEDURES                                              20

PART II.OTHER INFORMATION                                                    21

ITEM 1. LEGAL PROCEEDINGS                                                    21

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                            21

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                      22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  22

ITEM 5. OTHER INFORMATION                                                    22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     22

SIGNATURES                                                                   23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            MORGAN CREEK ENERGY CORP.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2007
                                   (Unaudited)

                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2007
                                   (UNAUDITED)























BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                     March 31,         December 31,
                                                                                       2007               2006
__________________________________________________________________________________________________________________
                                                                                    (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                             $     5,778        $     5,824
   Prepaid                                                                               13,755             13,755
__________________________________________________________________________________________________________________
                                                                                         19,543             19,579

NON CURRENT ASSET
   Restricted cash (Note 7)                                                              25,000                  -
__________________________________________________________________________________________________________________

OIL AND GAS PROPERTIES, unproven (Note  3)                                              375,860            310,070
__________________________________________________________________________________________________________________

                                                                                    $   420,393        $   329,649
==================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                       $    65,250        $   119,735
     Due to related parties  (Note 6)                                                   686,386            353,493
__________________________________________________________________________________________________________________
                                                                                        751,636            473,228
__________________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY(DEFICIT) (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding
     29,814,905 common shares (December 31, 2006 - 29,814,905)                           29,815             29,815
     Additional paid-in-capital                                                       3,972,363          3,972,363
     Deficit accumulated during exploration stage                                    (4,333,421)        (4,145,757)
__________________________________________________________________________________________________________________
                                                                                       (331,243)          (143,579)
__________________________________________________________________________________________________________________
                                                                                    $   420,393        $   329,649
==================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                  October 19, 2004
                                                    Three months ended     Three months ended     (inception) to
                                                      March 31, 2007         March 31, 2006       March 31, 2007
__________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
     Investor relations                                $         -            $    75,000           $   152,954
     Consulting fees                                        44,378                 77,500               482,845
     Management fees                                        61,739                 15,000               373,446
     Management fees - stock based compensation                  -                      -             1,527,170
     Impairment of oil and gas properties
        (Note 3(a ),(b),(c) and (d))                             -                      -             1,273,410
     Office and general                                     26,945                 13,454               227,050
     Professional fees                                      54,602                 11,080               296,546
__________________________________________________________________________________________________________________

NET LOSS                                               $  (187,664)           $  (192,034)          $(4,333,421)
==================================================================================================================

BASIC AND DILUTED LOSS PER COMMON SHARE                $     (0.00)           $     (0.00)
=============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                    29,814,905             40,670,800
=============================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           October 19, 2004
                                                             Three months ended     Three months ended      (inception) to
                                                               March 31, 2007         March 31, 2006        March 31, 2007
___________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                        $(187,664)             $(192,034)           $(4,333,421)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     - Stock based compensation                                          -                      -              1,527,170
     - Impairment of oil and gas properties                              -                      -              1,273,410
     - Prepaid expenses                                                  -                      -                (13,755)
     - Due from related parties                                          -                200,000                      -
     - Due to related parties                                       32,675                 (9,458)                33,886
    - Accounts payable and accrued liabilities                     (81,767)                (5,930)                65,250
___________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                             (236,756)                (7,422)            (1,447,460)
___________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of oil and gas properties, net of recovery           (65,790)                     -             (1,299,270)
   Restricted cash deposits                                        (25,000)                                      (25,000)
___________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (90,790)                     -             (1,324,270)
___________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                     -                      -              2,125,008
    Advances from related parties                                  327,500                 40,000                652,500
___________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                          327,500                 40,000              2,777,508
___________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                           (46)                32,578                  5,778

CASH, BEGINNING OF PERIOD                                            5,824                  7,110                      -
___________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                              $   5,778              $  39,688            $     5,778
===========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                      $       -              $       -            $         -
     Cash paid for income taxes                                  $       -              $       -            $         -
     Common stock issued for acquisition of oil and gas
        property (Note 3)                                        $       -              $       -            $   950,000


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Quachita Prospect"). To date the Company has acquired approximately 2,281 gross acres and is planning to drill its first well on the property, the Boggs 1 by the end of May 2007.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of March 31, 2007 the Company has a total deficit of $4,333,421 and a working capital deficiency of $707,103. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the FASB issued FSP EITF 00-19-02, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined the adoption of FSP 00-19-2 will not have a significant impact upon its financial position, results of operations or cash flows.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(a) QUACHITA PROSPECT
The Company leased various properties totalling approximately 2,281 gross acres within the Quachita Trend within the state of Texas for a three year term in consideration for $312,963. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

(b) PETERS RANCH LEASE
On January 30, 2007 the Company acquired a 100% working interest, 77% net revenue interest, in two fully equipped South Texas oil leases; the Mata lease in Webb County and the Peters Ranch located in Duval County for $55,000. Each 40 acre lease is expected to be productive after completion of the rework program and the addition of extra equipment. Subsequent to the period on April 23, 2007 the Company reached an agreement to sell the property for $65,000.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

 (c)     SHARE PURCHASE WARRANTS
There were 944,105 share purchase warrants issued and outstanding as of December 31, 2006. Share purchase warrants outstanding as of March 31, 2007 are:

______________________________________________________________________

            Weighted    Number of          Weighted average
Exercise    average     warrants to        remaining In
 price       price      purchase shares    contractual life (in years)
______________________________________________________________________

 $3.00       $3.00          944,105                   1.80
______________________________________________________________________


A summary of the Company's stock purchase warrants as of March 31, 2007 and changes during the period is presented below:

________________________________________________________________________________

                                            Weighted average   Weighted average
                                Number of    exercise Price      remaining In
                                Warrants       per share       contractual life
                                                                  (in years)
________________________________________________________________________________

Outstanding at December, 2006    944,105              -                 -
Issued                                 -              -                 -
Expired                                -              -                 -
Exercised                              -              -                 -
BALANCE  MARCH 31, 2007          944,105         $ 3.00              1.50
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On December 12, 2006 the Board of Directors of the Company ratified and approved under the Company's existing Stock Option Plan the issuance of 1,850,000 shares for five years at $1.10 per share.

On December 12, 2006, the Company granted 1,350,000 stock options to officers and directors and 500,000 options to management of the Company at $1.10 per share. The term of these options are five years. The total fair value of these options at the date of grant was $1,527,170, or $1,114,421 and $412,749 respectively, and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 187% and has been recorded as a stock based compensation expense in the year.

A summary of the Company's stock options as of March 31, 2007 and changes during the period ended is presented below: There were 1,850,000 stock options granted in fiscal 2006.


________________________________________________________________________________

                                             Weighted average   Weighted average
                                 Number of    exercise Price      remaining In
                                 Options        per share       contractual life
                                                                   (in years)
________________________________________________________________________________

Outstanding at December 31, 2006 1,850,000            -                  -
Granted                                  -            -                  -
Exercised                                -            -                  -
OUTSTANDING AT MARCH 31, 2007    1,850,000        $1.10               4.70
________________________________________________________________________________

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended March 31, 2007 the Company paid IMT consulting expenses of $30,000 (2005 - $20,000). In addition during the period IMT advanced the Company $6,000. As of March 31, 2007 the Company owed IMT $26,164 which amount is unsecured and non-interest bearing, and has no specific repayment terms.

During the period ended March 31, 2007 a shareholder of the Company advanced $321,500 to the Company. The balance owing to this shareholder as of March 31, 2007 was $646,500 and bears interest at 8% per annum and has no specific repayment terms. As of March 31, 2007 total accrued interest was $13,722.

MANAGEMENT FEES
During the period ended March 31, 2007, the Company paid an officer and director $30,000 for management fees (March 2006 -$15,000).

As part of their compensation agreement the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each receives and is assigned at time of acquisition up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During the period ended March 31, 2007 the Company recorded related additional compensation to the Executives of the estimated fair value of $1,739 (March 2006 - $nil).

NOTE 7 - RESTRICTED CASH
________________________________________________________________________________

Restricted cash consists of amounts restricted for more than 12 months and accordingly is included in non-current assets. Restricted cash consists of a $25,000 operating bond for the Company held by the Railroad Commission of Texas.

NOTE 8 - INCOME TAXES
________________________________________________________________________________

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company's effective tax rate is as follows:

                                     Year ended            Year ended
                                  December 31, 2006     December 31, 2005
________________________________________________________________________________

Federal income tax provision
   at statutory rate                    35.0%                 35.0%
States income tax provision
   at statutory rates, net of
   federal income tax effect             3.0%                  7.0%
________________________________________________________________________________

Total income tax provision              38.0%                 42.0%
________________________________________________________________________________

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 8 - INCOME TAXES (CONTINUED)
________________________________________________________________________________

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

                                                        2006              2005
_________________________________________________________________________________

Loss before income taxes                            $ (3,918,002)     $  (204,026)
Corporate tax rate                                         38.00%           42.00%
_________________________________________________________________________________

Expected tax expense (recovery)                       (1,488,841)         (85,690)

Decrease resulting from:
   Non-deductible stock option expenses                  580,325                -
   Valuation allowance                                   908,516           85,690
_________________________________________________________________________________
Future income tax provision (recovery)              $          -      $         -
=================================================================================

The Company's deferred tax asset is as follows:

                                                        2006              2005
_________________________________________________________________________________

Long-term deferred tax asset
   Net operating loss carry forwards                $    995,063      $    95,657
Valuation allowance                                     (995,063)         (95,657)
_________________________________________________________________________________
                                                    $          -      $         -
=================================================================================



As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

                           FORWARD LOOKING STATEMENTS

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas ("Quachita Prospect"). To date, we have acquired approximately 2,281 gross acres. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $312,963.

OIL AND GAS PROPERTIES

QUACHITA PROSPECT

As of March 31, 2007, we leased approximately 2,281 acres within the Ouachita Trend in the State of Texas for a three-year term in consideration of $312,963, which was paid during 2006 (the "Ouachita Lease"). We had previously identified seven separate potential areas of exploration interest and have carried out wide scale leasing on the first of these targets. As of the date of this Quarterly review

Report, we intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

As of the date of this Quarterly Report, we have received a permit for drilling of the twin well on the Quachita Prospect. The site has been cleared and the rathhole has been drilled. We anticipate further drilling will resume by June 2007.

         SOUTH TEXAS PROSPECT

On approximately January 30, 2007, we acquired a 100% working interest in two fully equipped oil leases located in the State of Texas for aggregate consideration of $55,000. The Mata lease is located in Webb County and the Peters Ranch lease is located in Duval County (collectively, the "South Texas Lease"). As of the date of this Quarterly Report, we anticipate that the South Texas Leases will be productive after completion of the rework program and the addition of extra equipment. On April 23, 2007, we reached an agreement to sell our working interest in the South Texas Lease for $65,000.


RESULTS OF OPERATION

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

THREE MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2006

Our net loss for the three-month period ended March 31, 2007 was approximately ($187,664) compared to a net loss of $192,034 during the three-month period ended March 31, 2006 (a decrease of $4,370). During the three-month periods ended March 31, 2007 and March 31, 2006, we did not generate any revenue.

During the three-month period ended March 31, 2007, we incurred general and administrative expenses of approximately $187,664 compared to $192,034 incurred during the three-month period ended March 31, 2006 (a decrease of $4,370). These general and administrative expenses incurred during the three-month period ended March 31, 2007 consisted of: (i) consulting fees of $44,378 (2006: $77,500);
(ii) management fees of $61,739 (2006: $15,000); (iii) office and general of $26,945 (2006: $13,454); and (iv) professional fees of $54,602 (2006: $11,080).
During the three-month period ended March 31, 2007, we did not incur any expenses associated with investor relations as compared to $75,000 incurred during the three-month period ended March 31, 2006.

General and administrative expenses incurred during the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 decreased primarily due to the decrease in expenses associated with investor relations and consulting fee. During 2006, investor relation expenses were incurred relating to corporate marketing and pertaining to investor awareness. Consulting fees decreased during the three-month period ended March 31, 2007 due to decrease in use of contract services. However, management fees increased during the three-month period ended March 31, 2007 compared to three-month period ended March 31, 2006 primarily due to emphasis on reliance of managerial services provided by our officers. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $187,664 incurred as general and administrative expenses during the three-month period ended March 31, 2007, we incurred consulting expenses of $30,000 payable to International Market Trend, Inc. ("IMT"). In addition, IMT advanced us $6,000 during the three-month period ended March 31, 2007. As of March 31, 2007, we owed IMT $26,164, which is unsecured and non-interest bearing and has no definite repayment terms. An officer and director of IMT is also one of our shareholders.

Of the $187,664 incurred as general and administrative expenses during the three-month period ended March 31, 2007, an aggregate of $30,000 was incurred payable to a certain officer and director in management and consulting fees. We also incurred additional compensation to our Chief Geologist and Operations Manager in accordance with certain contractual arrangements that in the event we acquire an oil and gas property which was directly introduced to us by either our Chief Geologist or Operations Manager, we will assign up to a 1.5% overriding royalty interest. Therefore, during the three-month period ended March 31, 2007, we recorded additional compensation of $1,739.

Our net loss during the three-month period ended March 31, 2007 was ($187,664) or ($0.00) per share compared to a net loss of ($192,034) or ($0.00) per share during the three-month period ended March 31, 2006. The weighted average number of shares outstanding was 29,814,905 for the three-month period ended March 31, 2007 compared to 40,670,800 for the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2007

As at the three-month period ended March 31, 2007, our current assets were $19,533 and our current liabilities were $751,636, which resulted in a working capital deficiency of ($732,103). As at the three-month period ended March 31, 2007, current assets were comprised of: (i) $5,778 in cash; (ii) $13,755 in prepaid. As at the three-month period ended March 31, 2007, current liabilities were comprised of: (i) $65,250 in accounts payable and accrued liabilities; and
(ii) $686,386 due to related parties.

As at the three-month period ended March 31, 2007, our total assets were $420,393 comprised of: (i) $44,533 in current assets; and (ii) $375,860 in unproven oil and gas properties. The increase in total assets during the three-month period ended March 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in valuation of the recently acquired unproven oil and gas properties and the increase in restricted cash consisting of a $25,000 operating bond held by the Railroad Commission of Texas.

As at the three-month period ended March 31, 2007, our total liabilities were $751,636 comprised entirely of current liabilities. The increase in liabilities during the three-month period ended March 31, 2007 from fiscal year ended

December 31, 2006 was primarily due to the increase in amounts due to related parties. See " - Material Commitments."

Stockholders' equity decreased from $143,579 for fiscal year ended December 31, 2006 to ($331,243) for the three-month period ended March 31, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2007, net cash flows used in operating activities was ($236,756), consisting primarily of a net loss of ($187,664). Net cash flows used in operating activities was adjusted by $32,675 to reconcile costs due to related parties and by ($81,767) to reconcile accounts payable and accrued liabilities.

For the three-month period ended March 31, 2006, net cash flow used in operating activities was $(7,422), consisting primarily of a net loss of $(192,034). The change in net cash flows used in operating activities during the three-month period ended March 31, 2007 from the three-month period ended March 31, 2006 related primarily to the adjustment by $200,000 to reconcile amounts due from related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three-month period ended March 31, 2007, net cash flows used in investing activities was ($90,790) consisting of $65,790 for acquisition of the oil and gas properties and $25,000 for the restricted cash deposit relating to the bond held by the Railroad Commission of Texas. There were no cash flows from investing activities in the three-month period ended March 31, 2006.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended March 31, 2007, net cash flows from financing activities was $327,500 compared to $40,000 for the three-month period ended March 31, 2006 pertaining primarily to proceeds received from advances from related parties.

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

During fiscal year ended December 31, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act pursuant to which we received gross proceeds of $1,416,157, of which $845,000 consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders.

MATERIAL COMMITMENTS

During the three-month period ended March 31, 2007, one of our shareholders advanced an aggregate of $321,500 to us. As of March 31, 2007, we owe this shareholder an aggregate of $646,500, which is subject to interest at the rate of 8% per annum and has no definite repayment terms. As of March 31, 2007, total accrued interest was $13,722.

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

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steven Jewett and Mr. D. Bruce Horton. One of the three members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our financial statements as of and for the three-month period ended March 31, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte LLP their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the three-month period ended March 31, 2007 filed with the Securities and Exchange Commission.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a- 14(b) or 15d-14(b) and 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MORGAN CREEK ENERGY CORP.


Dated: May 7, 2007                           By: /s/ MARCUS M. JOHNSON
                                             ________________________________
                                             Marcus M Johnson, President and
                                             Chief Executive Officer


Dated: May 7, 2007                           By: /s/ D. BRUCE HORTON
                                             ________________________________
                                             D. Bruce Horton, Chief Financial
                                             Officer