Form 10QSB
period 2007-06-30
MORGAN CREEK ENERGY CORP
filed 2007-08-20
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934


                       For the period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                           COMMISSION FILE NO. 0-25455


                            MORGAN CREEK ENERGY CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            Nevada                                           201777817
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           10120 S. Eastern Avenue, Suite 200, Henderson, Nevada 89052
           ___________________________________________________________
                    (Address of principal executive offices)


                                 (702) 566-1307
                          ___________________________
                          (Issuer's telephone number)


Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:
_________________________________________         ______________________________
                  None


           Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, $0.001
           ___________________________________________________________
                                (Title of Class)


Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X ] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                         Outstanding as of  August 17, 2007
Common Stock, $0.001                                    29,814,905

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            MORGAN CREEK ENERGY CORP.

                                   FORM 10-QSB

Part 1    FINANCIAL INFORMATION                                                4

Item 1    FINANCIAL STATEMENTS
             Interim Balance Sheets                                            5
             Interim Statements of Operations                                  6
             Interim Statements of Cash Flows                                  7
             Notes to Interim Financial Statements                             8

Item 2    Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                14

Item 3    Controls and Procedures                                             20

Part II   OTHER INFORMATION                                                   21

Item 1    Legal Proceedings                                                   21

Item 2    Unregistered Sales of Securities and Use of Proceeds                22

Item 3    Defaults Upon Senior Securities                                     22

Item 4    Submission of Matters to a Vote of Security Holders                 22

Item 5    Other Information                                                   22

Item 6    Exhibits and Reports on Form 8-K                                    23

          Signatures                                                          23

PART I

ITEM 1. FINANCIAL STATEMENTS






                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2007
                                   (UNAUDITED)























BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                        June 30,           December 31,
                                                                          2007                 2006
______________________________________________________________________________________________________
                                                                       (unaudited)


                                     ASSETS
CURRENT ASSETS
   Cash                                                                $    94,668         $     5,824
     Prepaid                                                                13,755              13,755
______________________________________________________________________________________________________
        Total current assets                                               108,423              19,579

RESTRICTED CASH (Note 7)                                                    25,000                   -
______________________________________________________________________________________________________
OIL AND GAS PROPERTIES, unproven (Note  3)                                 310,859             310,070
______________________________________________________________________________________________________
           Total assets                                                $   444,282         $   329,649
======================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                          $   266,683         $   119,735
     Drilling Advances - Boggs #1                                           25,381                   -
     Due to related parties  (Note 6)                                      667,145             353,493
______________________________________________________________________________________________________
        Total current liabilities                                          959,209             473,228
______________________________________________________________________________________________________


STOCKHOLDERS' DEFICIT (Note 4)
Common stock, 100,000,000 shares authorized at $0.001 par value,
   29,814,905 shares issued and outstanding at June 30, 2007 and
   December 31, 2006                                                        29,815              29,815
Additional paid-in-capital                                               3,972,363           3,972,363
Deficit accumulated during exploration stage                            (4,517,105)         (4,145,757)
______________________________________________________________________________________________________
        Total stockholders' deficit                                       (514,927)           (143,579)
______________________________________________________________________________________________________
           Total liabilities and stockholders' deficit                 $   444,282         $   329,649
======================================================================================================


 The accompanying notes are an integral part of these interim financial statements.




                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              October 19,
                                                        Three Months Ended           Six Months Ended            2004
                                                             June 30                      June 30            (inception) to
                                                       2007           2006          2007          2006       June 30, 2007
__________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

   Investor relations                               $         -    $       430   $         -   $    82,930    $    152,954
   Consulting fees                                       30,370         30,000        74,748       107,500         513,215
   Management fees                                       60,000         10,000       121,739        25,000         433,446
   Management fees - stock based compensation                 -              -             -             -       1,527,170
   Impairment of oil and gas properties                       -              -             -             -       1,273,410
   Office and general                                    58,854          1,827        85,799         7,781         285,904
   Professional fees                                     34,460         32,890        89,062        43,970         331,006
__________________________________________________________________________________________________________________________
NET LOSS                                            $  (183,684)   $   (75,147)  $  (371,348)  $  (267,181)   $ (4,517,105)
==========================================================================================================================



BASIC AND DILUTED LOSS PER COMMON SHARE             $     (0.01)   $     (0.00)  $     (0.01)  $     (0.01)
==============================================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                 29,814,905     40,670,800    29,814,905    40,670,800
==============================================================================================================


 The accompanying notes are an integral part of these interim financial statements.




                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Six Months Ended           October 19, 2004
                                                                                  June 30                 (inception) to
                                                                          2007               2006         June 30, 2007
_______________________________________________________________________________________________________________________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                               $ (371,348)        $(267,181)      $ (4,517,105)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Stock based compensation                                                    -                 -          1,527,170
     Impairment of oil and gas properties                                        -                 -          1,273,410
  Changes in operating assets and liabilities:
     Prepaid expenses                                                            -                 -            (13,755)
     Accrued interest                                                       24,852                 -             24,852
     Due from related parties                                                    -           200,000                  -
     Due to related parties                                                  5,300            10,817             43,383
     Accounts payable and accrued liabilities                              146,948             3,461            227,006
_______________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                     (194,248)          (52,903)        (1,435,039)
_______________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas property expenditures                                       (599,408)                -         (1,802,801)
   Restricted cash deposits                                                (25,000)                -            (25,000)
_______________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (624,408)                -         (1,827,801)
_______________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                             -                 -          2,125,008
    Drilling Advances                                                      559,000                 -            559,000
    Advances from related parties                                          348,500            50,000            673,500
_______________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  907,500            50,000          3,357,508
_______________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                88,844            (2,903)            94,668

CASH, BEGINNING OF PERIOD                                                    5,824             7,110                  -
_______________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                     $   94,668         $   4,207       $     94,668
=======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                             $        -         $       -       $          -
=======================================================================================================================
     Cash paid for income taxes                                         $        -         $       -       $          -
=======================================================================================================================
     Common stock issued for acquisition of oil and gas property        $        -         $       -       $    950,000
=======================================================================================================================




 The accompanying notes are an integral part of these interim financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

ORGANIZATION

The Company was incorporated on October 19, 2004 in the State of Nevada. The Company's fiscal year end is December 31. The Company's financial statements are presented in US dollars.

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Quachita Prospect"). To date the Company has acquired approximately 2,281 gross acres and during the period commenced initial drilling on the first well on the property, the Boggs 1 which was completed in July 2007.

BASIS OF PRESENTATION

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of June 30, 2007 the Company has an accumulated deficit of $4,517,105 and a working capital deficiency of $850,786. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of June 30, 2007, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

BOGGS #1

On June 7, 2007 the Company began drilling its first well on the Quachita Prospect (Boggs #1). The drilling portion of the well was completed on July 13, 2007. The completion stage and initial production is expected to be completed by mid August 2007. During the period $533,619 was incurred on drilling expenditures on the Boggs #1. The Boggs #1 was privately funded with the funding investors receiving a 75% Working Interest and a 57.75% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs To June 30, 2007 the Company had received $559,000 in funding from the private investors of which $25,381 remained unexpended as of June 30, 2007. The Company retains a 25% Working Interest and a 19.25% Net Revenue Interest in the Boggs #1 after completion.

(b) PETERS RANCH LEASE

On January 30, 2007 the Company acquired a 100% working interest, 77% net revenue interest, in two fully equipped South Texas oil leases; the Mata lease in Webb County and the Peters Ranch located in Duval County for $55,000. On April 23, 2007 the Company reached an agreement to sell the property for $65,000. By agreement between the purchaser and a shareholder of the Company, the amounts owing under this agreement were offset against amounts owing by the Company to this shareholder (refer to Note 6).

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

On December 19, 2006 a founding shareholder of the Company returned 12,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

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

(c)      SHARE PURCHASE WARRANTS

There were share purchase warrants issued and outstanding as of June 30, 2007 and December 31, 2006 as follows::

________________________________________________________________________________

Exercise          Weighted           Number of warrants
 price          average price        to purchase shares          Expiry Date
________________________________________________________________________________

 $3.00              $3.00                 944,105              October 16, 2008
________________________________________________________________________________

A summary of the Company's stock purchase warrants as of June 30, 2007 and changes during the period is presented below:

________________________________________________________________________________
                                                                 Weighted
                                            Weighted         average remaining
                          Number of     average exercise      In contractual
                          Warrants      Price per share       life (in years)
________________________________________________________________________________

Outstanding at
   December, 2006          944,105           $ 3.00                1.80
Issued                           -                -                   -
Expired                          -                -                   -
Exercised                        -                -                   -
BALANCE JUNE 30, 2007      944,105           $ 3.00                1.30

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

On December 12, 2006, the Company granted 1,850,000 stock options to certain officers, directors and management of the Company at $1.10 per share. The term of these options are five years. The total fair value of these options at the date of grant was $1,527,170 and was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.49%, a dividend yield of 0% and expected volatility of 187% and was recorded as a stock based compensation expense during 2006.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (unaudited)
================================================================================


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

A summary of the Company's stock options as of June 30, 2007 and December 31, 2006 is as follows:d below: There were 1,850,000 stock options granted in fiscal 2006.

________________________________________________________________________________
                                                                   Weighted
                                               Weighted        average remaining
                               Number of   average exercise       Contractual
                               Options     Price per share      life (in years)
________________________________________________________________________________

Outstanding at
   December 31, 2006           1,850,000        $1.10                 4.95
Granted                                -            -                    -
Exercised                              -            -                    -
OUTSTANDING AT JUNE 30, 2007   1,850,000        $1.10                 4.45
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")

An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended March 31, 2007 the Company paid IMT consulting expenses of $60,000 (2005 - $20,000). In addition during the period IMT advanced the Company $6,000. As of June 30, 2007 the Company owed IMT $22,582 which is unsecured and non-interest bearing, and has no specific repayment terms.

During the period ended June 30, 2007 a shareholder of the Company advanced $10,000 to the Company. The amount is unsecured and non-interest bearing and has no specific repayment terms.

As at December 31, 2006, $325,000 was owing to a separate shareholder for advances made to the Company. During the period this shareholder made further advances to the Company of $348,500. In addition, the $65,000 proceeds on disposal of the Peters Ranch Lease (as described in Note 3) were offset against these amounts owing by agreement between this shareholder and the purchaser. As a result, as of June 30, 2007 $608,500 was owing which bears interest at 8% per annum and has no specific repayment terms. As of June 30, 2007 total accrued interest was $26,063 (December 31, 2006 - $1,211).

MANAGEMENT FEES

During the six month period ended June 30, 2007, the Company paid an officer and director $60,000 for management fees (2006 -$25,000).

As part of their compensation agreements the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each receives and is assigned at the time of acquisition up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During the period ended June 30, 2007 the Company recorded related additional compensation to the Executives of $1,739 (2006 - $nil), being the estimated cost of royalty interests earned during the peiord..

NOTE 7 - RESTRICTED CASH
________________________________________________________________________________

Restricted cash consists of a $25,000 operating bond for the Company held by the Railroad Commission of Texas.

NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of June 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 2,281 gross acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $310,859.

OIL AND GAS PROPERTIES

         QUACHITA PROSPECT

As of the date of this Quarterly Report, we lease approximately 2,281 acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $312,963, which was paid during 2006 (the "Quachita Lease"). We have a 100% working interest and a 77% net revenue interest in the Quachita Lease.

As of the date of this Quarterly Report, we received a permit for drilling of the twin well on the Quachita Prospect and commenced drilling of our first well (the "Boggs #1). We completed the drilling portion of the Boggs #1 well on July 13, 2007. We anticipate that the completion stage and initial production to be completed by mid-August 2007.

The Boggs #1 has been privately funded with the funding investors receiving a 75% working interest and a 57.75% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we retain a 25% working interest and a 19.25% net revenue interest in the Boggs #1 well. As of June 30, 2007, we have received $559,000 in funding from the private investors. As of the date of this Quarterly Report, we have expended all but $25,381 of the $559,000. We have identified seven separate potential areas of exploration interest in the Quachita Lease and have carried out wide scale leasing on the first of these targets. We intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

         SOUTH TEXAS PROSPECT

On approximately January 30, 2007, we acquired a 100% working interest and a 77% net revenue interest in two fully equipped oil leases located in the State of Texas for aggregate consideration of $55,000. The Mata lease is located in Webb County and the Peters Ranch lease is located in Duval County (collectively, the "South Texas Lease"). On approximately April 23, 2007, we entered into an agreement to sell the South Texas Lease for $65,000 (the "South Texas Agreement"). In accordance with the terms and provisions of an agreement between the purchaser and one of our shareholders, the amounts due and owing under the South Texas Agreement were offset against amounts we owed to our shareholder.

         CHAPMAN LEASE/HURLEY LEASE

The Chapman Lease encompasses approximately 240 acres in Okfuskee County, State of Oklahoma. We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Chapman Lease was originally for three years, and is currently held indefinitely by production. The Chapman lease is currently producing minor quantities of oil from existing wells. So long as the Chapman Lease produces any oil or gas as demonstrated by any marketed quantities of oil or gas, the Chapman Lease will be deemed to be valid and thus, "held by production" and no further costs will be incurred by us as lessee. As of the date of this Quarterly Report, the Chapman Lease is in good standing.

The Hurley Lease encompasses approximately 320 acres in Okfuskee County, State of Oklahoma. We have acquired a 75% working interest and a 56.25% net revenue interest. The term of the Hurley Lease was originally for one year, and is currently held indefinitely by production. The Hurley Lease is currently producing minor quantities of oil from existing wells. As long as the lease produces any oil or gas as demonstrated by marketed quantities of oil or gas, the Hurley Lease will be deemed to be valid and thus "held by production" and no further costs will be incurred by us. The Hurley Lease includes all potential oil or gas producing zones extending from the surface to and including the Senora Sand zones. As of the date of this Quarterly Report, the Hurley Lease is in good standing.

After an internal review of the property, we have decided not to proceed with the development of the Hurley and Chapman leases. As of the date of this Quarterly Report, we intend to attempt to sell our interest in the property.


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

SIX MONTH PERIOD ENDED JUNE 30, 2007 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2006

Our net loss for the six-month period ended June 30, 2007 was approximately $371,348 compared to a net loss of $267,181 during the six-month period ended June 30, 2006 which was an increase of $104,168. During the six-month periods ended June 30, 2007 and March 31, 2006, we did not generate any revenue.

During the six months ended June 30, 2007, we incurred general and administrative expenses of approximately $371,348 compared to $267,181 incurred during the six-month period ended June 30, 2006 which was an increase of $104,168. These general and administrative expenses incurred during the six-month period ended June 30, 2007 consisted of: (i) consulting fees of $74,748 (2006: $107,500); (ii) management fees of $121,739 (2006: $25,000);
(iii) office and general of $85,799 (2006: $7,781); and (iv) professional fees of $89,062 (2006: $43,970). During the six-month period ended June 30, 2007, we did not incur any expenses associated with investor relations as compared to $82,930 incurred during the six-month period ended June 30, 2006. During 2006, investor relation expenses were incurred relating to corporate marketing and pertaining to investor awareness

General and administrative expenses incurred during the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 increased primarily due to the increase in management fees and professional fees relating to the increase in scope and scale of business operations primarily on the Quichita Lease and the emphasis on reliance of managerial services provided by our officers. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Consulting fees decreased during the six-month period ended June 30, 2007 due to decrease in use of contractual services. Of the $371,348 incurred as general and administrative expenses during the six-month period ended June 30, 2007, we incurred consulting expenses of $60,000 payable to International Market Trend, Inc. ("IMT"). In addition, IMT advanced us $6,000 during the six-month period ended June 30, 2007. As of June 30, 2007, we owed IMT $22,582, which is unsecured and non-interest bearing and has no definite repayment terms. An officer and director of IMT is also one of our shareholders.

Of the 371,348 incurred as general and administrative expenses during the six-month period ended June 30, 2007, an aggregate of $60,000 was incurred payable to a certain officer and director in management and consulting fees. We also incurred additional compensation to our Chief Geologist and Operations Manager in accordance with certain contractual arrangements that in the event we acquire an oil and gas property which was directly introduced to us by either our Chief Geologist or Operations Manager, we will assign up to a 1.5% overriding royalty interest. Therefore, during the six-month period ended June 30, 2007, we recorded additional compensation of $1,739.

Our net loss during the six-month period ended June 30, 2007 was ($371,348) or ($0.01) per share compared to a net loss of ($267,180) or ($0.01) per share during the six-month period ended June 30, 2006. The weighted average number of shares outstanding was 29,814,905 for the six-month period ended June 30, 2007 compared to 40,670,800 for the six-month period ended June 30, 2006.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

Our net loss for the three months ended June 30, 2007 was approximately $183,684 compared to a net loss of $75,147 during the three months ended June 30, 2006 which was an increase of $108,537. During the three months ended June 30, 2007 and June 30, 2006, we did not generate any revenue.

During the three months ended June 30, 2007, we incurred general and administrative expenses of approximately $183,684 compared to $75,147 incurred during the three-month period ended June 30, 2006 which was an increase of $108,537. These general and administrative expenses incurred during the three-month period ended June 30, 2007 consisted of: (i) consulting fees of $30,370 (2006: $30,000); (ii) management fees of $60,000 (2006: $10,000); (iii)
office and general of $58,854 (2006: $1,827); and (iv) professional fees of $34,460 (2006: $32,890). During the three-month period ended June 30, 2007, we did not incur any expenses associated with investor relations as compared to $430 incurred during the three-month period ended June 30, 2006.

General and administrative expenses incurred during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 increased primarily due to the increase in management fees and professional fees relating to the increase in scope and scale of business operations primarily on the Quachita Lease and the emphasis on reliance of managerial services provided by our officers.

Our net loss during the three months ended June 30, 2007 was $183,684 or ($0.01) per share compared to a net loss of $75,147 or ($0.01) per share during the three months ended June 30, 2006. The weighted average number of shares outstanding was 29,814,905 for the three-month period ended June 30, 2007 compared to 40,670,800 for the three-month period ended June 30,

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2007

At the six months ended June 30, 2007, our current assets were $108,423 and our current liabilities were $959,209, which resulted in a working capital deficiency of $850,786. As at the six months ended June 30, 2007, current assets were comprised of: (i) $94,668 in cash; and (ii) $13,755 in prepaid. As at the six-month period ended June 30, 2007, current liabilities were comprised of: (i) $266,683 in accounts payable and accrued liabilities; (ii) $667,145 due to related parties; and (iii) $25,381 in drilling advances received from the funding investors pertaining to the Boggs #1 well.

At the six months ended June 30, 2007, our total assets were $444,282 comprised of: (i) $108,423 in current assets; (ii) $25,000 in restricted cash; and (iii) $310,859 in unproven oil and gas properties. The increase in total assets during the six-month period ended June 30, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in cash and restricted cash consisting of the $25,000 operating bond held by the Railroad Commission of Texas.

At the six months ended June 30, 2007, our total liabilities were $959,209 comprised entirely of current liabilities. The increase in liabilities during the six months ended June 30, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in amounts due to related parties and in amounts payable and accrued liabilities. See " - Material Commitments."

Stockholders' deficit increased from $143,579 for fiscal year ended December 31, 2006 to $514,927 for the six-month period ended June 30, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2007, net cash flows used in operating activities was $194,248, consisting primarily of a net loss of $371,348. Net cash flows used in operating activities was adjusted by $146,948 to reconcile accounts payable and accrued liabilities, $5,300 to reconcile costs due to related parties, and $24,852 to reconcile accrued interest.

For the six months ended June 30, 2006, net cash flow used in operating activities was ($52,903), consisting primarily of a net loss of $267,181. The change in net cash flows used in operating activities during the six-month period ended June 30, 2007 from the six months ended June 30, 2006 related primarily to the adjustment by $200,000 to reconcile amounts due from related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended June 30, 2007, net cash flows used in investing activities was $624,408 consisting of $599,408 for acquisition of the oil and gas properties and $25,000 for the restricted cash deposit relating to the bond held by the Railroad Commission of Texas. There were no cash flows from investing activities in the six months ended June 30, 2006.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended June 30, 2007, net cash flows from financing activities was $907,500 compared to $50,000 for the six months ended June 30, 2006. Cash flows from financing activities for the six months ended June 30, 2007 consisted primarily of $559,000 in drilling advances and $348,500 in advances from related parties compared to $50,000 in advances from related parties for the six months ended June 30, 2006.

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

MATERIAL COMMITMENTS

During the six months ended June 30, 2007, one of our shareholders advanced an aggregate of $348,500 to us. As at December 31, 2006, an aggregate of $325,500 was already owing to this shareholder, which is subject to interest at the rate of 8% per annum and has no definite repayment terms. During the six-month period ended June 30, 2007, an aggregate of $65,000 resulting from proceeds received on disposal of the Peters Ranch Lease was utilized to offset the aggregate amount due and owing to the shareholder. Thus, as of June 30, 2007, an aggregate of $608,500 was due and owing and accrued interest totaled $26,063.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2006 and December 31, 2005 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements as of June 30, 2007 have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steve Jewett and Mr. D. Bruce Horton and. One of the three members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our financial statements as of and for the six-month period ended June 30, 2007. The audit committee has also discussed with De Joya Griffith & Company, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company, LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2007 filed with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently in dispute in connection with the services provided by Warwick Advisors Corp. under a consulting Agreement dated September 6, 2006. The parties are currently in binding arbitration as allowed for within the Agreement. The Company estimates any award will not exceed the $15,750 that has already been accrued as an expense in the financial statements.

Excepted as noted above management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

CHANGES IN CERTIFYING ACCOUNTANT

Effective July 31, 2007, our Board of Directors accepted the resignation of Dale Matheson Carr-Hilton LaBonte LLP, Chartered Accountants ("DMCL"), as our principal independent registered public accounting firm. On the same date, our Board of Directors appointed De Joya Griffith & Company, LLC as our principal independent registered public accounting firm.

The reports of DMCL on our consolidated financial statements for each of the fiscal years ended December 31, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2005 and 2006, and during the subsequent period through to the date of DMCL's resignation, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

We provided DMCL with a copy of the Current Report on Form 8-K and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in this Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement with our disclosures in the Current Report on Form 8-K with respect to DMCL. A copy of DMCL's letter was filed as an exhibit to the Current Report.

In connection with our appointment of De Joya Griffith & Company, LLC as our principal registered accounting firm at this time, we had not consulted De Joya Griffith & Company, LLC on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          MORGAN CREEK ENERGY CORP.


Dated: August 17, 2007                    By: /s/ MARCUS M. JOHNSON
                                              __________________________________
                                                  Marcus M Johnson
                                                  President and
                                                  Chief Executive Officer


Dated: August 17, 2007                    By: /s/ D. BRUCE HORTON
                                              __________________________________
                                                  D. Bruce Horton
                                                  Chief Financial Officer