Form 10QSB
period 2007-09-30
MORGAN CREEK ENERGY CORP
filed 2007-11-14
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the period ended September 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from ______ to _______


                           Commission File No. 0-25455


                            MORGAN CREEK ENERGY CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)


             Nevada                                               201777817
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
tion No.)



               100 W. Liberty Street 10th Floor Reno, Nevada 89501
               ___________________________________________________
                    (Address of principal executive offices)


                                 (775) 788-2000
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                              registered:
                   None


Securities registered pursuant to Section 12(g) of the Act:
                 Common Stock, $0.001
                   (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No[ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[X]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:


Class                                        Outstanding as of  November 8, 2007
Common Stock, $0.001                         29,814,905

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            MORGAN CREEK ENERGY CORP.

                                   Form 10-QSB

Part I    FINANCIAL INFORMATION                                                4

Item 1    FINANCIAL STATEMENTS                                                 5
             Balance Sheets                                                    6
             Interim Statements of Operations                                  7
             Interim Statements of Cash Flows                                  8
             Notes to Interim Financial Statements                             9

Item 2    Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                   16

Item 3    Controls and Procedures                                             22

Part II.  OTHER INFORMATION                                                   23

Item 1    Legal Proceedings                                                   23

Item 2    Unregistered Sales of Securities and Use of Proceeds                23

Item 3    Defaults Upon Senior Securities                                     23

Item 4    Submission of Matters to a Vote of Security Holders                 23

Item 5    Other Information                                                   24

Item 6    Exhibits and Reports on Form 8-K                                    24

          Signatures                                                          25

PART I

ITEM 1. FINANCIAL STATEMENTS

                            MORGAN CREEK ENERGY CORP.

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007
                                   (Unaudited)

                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007
                                   (unaudited)























BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                             2007               2006
________________________________________________________________________________________________________
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $     30,739       $      5,824
     Project funding receivable (Note 3)                                      465,475                  -
     Prepaid                                                                   13,755             13,755
________________________________________________________________________________________________________
TOTAL CURRENT ASSETS                                                          509,969             19,579
________________________________________________________________________________________________________

RESTRICTED CASH (Note 7)                                                       25,000                  -
OIL AND GAS PROPERTIES, unproven (Note  3)                                    336,240            310,070
________________________________________________________________________________________________________

TOTAL ASSETS                                                             $    871,209       $    329,649
========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $    403,130       $    119,735
     Due to related parties  (Note 6)                                       1,198,983            353,493
________________________________________________________________________________________________________
TOTAL CURRENT LIABILITIES                                                   1,602,113            473,228
________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' DEFICIT (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding - 29,814,905 common shares                              29,815             29,815
     (December 31, 2006 - 29,814,905)
Additional paid-in-capital                                                  3,972,363          3,972,363
Deficit accumulated during exploration stage                               (4,733,082)        (4,145,757)
________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' DEFICIT                                                  (730,904)          (143,579)
________________________________________________________________________________________________________

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                $    871,209       $    329,649
========================================================================================================


 The accompanying notes are an integral part of these interim financial statements.




                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                             October 19,
                                                      Three Months Ended           Nine Months Ended            2004
                                                         September 30,                September 30,        (inception) to
                                                     2007           2006           2007          2006       Sept 30, 2007
_________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
     Investor relations                           $         -    $    25,000   $         -   $   107,930     $    152,954
     Consulting fees                                   37,075        119,000       111,823       226,500          550,290
     Management fees                                  106,250        129,245       227,989       154,245          539,696
     Management fees - stock based compensation             -              -             -             -        1,527,170
     Impairment of oil and gas properties                   -              -             -             -        1,273,410
   Office and general                                  41,478         89,130       127,277        96,911          327,382
   Professional fees                                   31,174         45,085       120,236        89,055          362,180
_________________________________________________________________________________________________________________________

NET LOSS                                          $  (215,977)   $  (407,460)  $  (587,325)  $  (674,641)    $ (4,733,082)
=========================================================================================================================


BASIC AND DILUTED LOSS PER COMMON SHARE           $     (0.01)   $     (0.01)  $     (0.02)  $     (0.02)
========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED               29,814,905     40,670,800    29,814,905    40,670,800
========================================================================================================


 The accompanying notes are an integral part of these interim financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                        INTERIM STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      Nine Months Ended             October 19, 2004
                                                                                         September 30,               (inception) to
                                                                                     2007               2006          Sept 30, 2007
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                         $  (587,325)       $ (674,641)      $ (4,733,082)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Stock based compensation                                                             -                 -          1,527,170
     - Impairment of oil and gas properties                                                 -                 -          1,273,410
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Prepaid expenses                                                                     -                 -            (13,755)
     - Accrued interest                                                                41,153                 -             41,153
     - Due to / from related parties                                                   70,837           196,184            108,920
    - Accounts payable and accrued liabilities                                        283,395           185,000            363,453
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                (191,940)         (293,457)        (1,432,731)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas property expenditures                                                (1,315,645)         (597,006)        (2,519,038)
   Restricted cash deposits                                                           (25,000)                -            (25,000)
____________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (1,340,645)         (597,006)        (2,544,038)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                                        -                 -          2,125,008
    Drilling Advances                                                                 759,000                 -            759,000
    Advances from related parties                                                     798,500           885,000          1,123,500
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,557,500           885,000          4,007,508
____________________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                           24,915            (5,463)            30,739

CASH, BEGINNING OF PERIOD                                                               5,824             7,110                  -
____________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                               $    30,739        $    1,647       $     30,739
====================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                       $         -        $        -       $          -
     Cash paid for income taxes                                                   $         -        $        -       $          -
     Common stock issued for acquisition of oil and gas property                  $         -        $        -       $    950,000


 The accompanying notes are an integral part of these interim financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Ouachita Prospect"). To date the Company has acquired approximately 2,365 gross acres. During the production testing and evaluation period on the first well on the property, the Boggs 1, four of the five tested zones produced significant volumes of natural gas, analysis of the gas indicate a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of September 30, 2007 the Company has an accumulated deficit of $4,733,082 and a working capital deficiency of $1,092,144. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


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

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(a) OUACHITA PROSPECT

The Company leased various properties totalling approximately 2,365 gross acres within the Ouachita Trend within the state of Texas for a three year term in consideration for $338,353. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1

On June 7, 2007 the Company began drilling its first well on the Ouachita Prospect (Boggs #1). During the period the Company began production testing and evaluation of the well Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation . During the period $1,224,475 was incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was privately funded with the funding investors receiving a 75% Working Interest and a 57.75% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To September 30, 2007 the Company had incurred $1,224,475 of costs on Boggs #1 and had received $759,000 in funding from the private investors. Accordingly, as at September 30, 2007 $465,475 of investor funding obligation has been recorded as Project funding receivable. The Company retains a 25% Working Interest and a 19.25% Net Revenue Interest in the Boggs #1 after completion.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
________________________________________________________________________________

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

On October 16, 2006 the Company completed a private placement consisting of 944,105 units at $1.50 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $3.00 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 563,333 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

(c) SHARE PURCHASE WARRANTS

There were share purchase warrants issued and outstanding as of September 30, 2007 as follows:


     Exercise      Weighted       Number of warrants
      price      average price    to purchase shares       Expiry Date

      $3.00          $3.00             944,105          October 16, 2008


A summary of the Company's stock purchase warrants as of September 30, 2007 and changes during the period is presented below:

                                                                Weighted average
                                             Weighted average     remaining In
                                Number of    exercise Price     contractual life
                                Warrants        per share          (in years)

Outstanding at December, 2006    944,105          $ 3.00              1.80
Issued                                 -               -                 -
Expired                                -               -                 -
Exercised                              -               -                 -
Balance  September 30, 2007      944,105          $ 3.00              1.05

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (continued)
________________________________________________________________________________

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

A summary of the Company's stock options as of September 30, 2007 is as follows:


                                       Weighted average      Weighted average
                          Number of    exercise Price      remaining Contractual
                           Options        per share           life (in years)

Outstanding at December
   31, 2006               1,850,000         $1.10                 4.95
Granted                           -             -                    -
Exercised                         -             -                    -
Outstanding at September
   30, 2007               1,850,000         $1.10                 4.20


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")

An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended September 30, 2007 the Company paid IMT consulting expenses of $90,000 (September 30, 2006 - $137,500). In addition during the period IMT advanced the Company $6,000. As of September 30, 2007 the Company owed IMT $26,000 which is unsecured and non-interest bearing, and has no specific repayment terms.

During the period ended September 30, 2007 a shareholder of the Company advanced $10,000 to the Company. The amount is unsecured and non-interest bearing and has no specific repayment terms.

As at December 31, 2006, $325,000 was owing to a separate shareholder for advances made to the Company. During the period this shareholder made further advances to the Company of $798,500. In addition, the $65,000 proceeds on disposal of the Peters Ranch Lease (as described in Note 3) were offset against these amounts owing by agreement between this shareholder and the purchaser. As a result, as of September 30, 2007 $1,068,500 was owing which bears interest at 8% per annum and has no specific repayment terms. As of September 30, 2007 total accrued interest was $42,364 (December 31, 2006 - $1,211).

MANAGEMENT FEES

During the nine month period ended September 30, 2007, the Company paid officers and directors $227,989 for management fees (September 30, 2006 -$154,245).

As part of their compensation agreements the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each receives and is assigned at the time of acquisition up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During the period ended September 30, 2007 the Company recorded related additional compensation to the Executives of $1,739 (2006 - $nil), being the estimated cost of royalty interests earned during the period.

NOTE 7 - RESTRICTED CASH
________________________________________________________________________________

Restricted cash consists of a $25,000 operating bond for the Company held by the Railroad Commission of Texas.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (unaudited)
________________________________________________________________________________


NOTE 8 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of September 30, 2007 and December 31, 2006, the Company had net operating loss carry forwards that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Ouachita Prospect"). To date, we have acquired approximately 2,365 gross acres within the Ouachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Ouachita Prospect leases. The leases are unproven and were acquired for approximately $338,353.

OIL AND GAS PROPERTIES

         OUACHITA PROSPECT

As of the date of this Quarterly Report, we lease approximately 2,365 acres within the Ouachita Trend in the State of Texas for a three-year term in consideration of approximately $338,353 (the "Ouachita Lease"). We have a 100% working interest and a 77% net revenue interest in the Ouachita Lease.

As of the date of this Quarterly Report, we received a permit for drilling of the twin well on the Ouachita Prospect and commenced drilling of our first well (the "Boggs #1). We have identified seven separate potential areas of exploration interest in the Ouachita Lease and have carried out wide scale leasing on the first of these targets. We completed the drilling portion of the Boggs #1 well on July 13, 2007. Subsequently, we began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation. We intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

The Boggs #1 has been privately funded with the funding investors receiving a 75% working interest and a 57.75% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we retain a 25% working interest and a 19.25% net revenue interest in the Boggs #1 well. As of September 30, 2007, we have received $759,000 in funding from the private investors. As of the date of this Quarterly Report, we have incurred $1,224,475 in costs on Boggs #1. Accordingly, as of September 30, 2007, $465,475 of investor funding obligation has been recorded as project funding receivable.

         SOUTH TEXAS PROSPECT

On approximately January 30, 2007, we acquired a 100% working interest and a 77% net revenue interest in two fully equipped oil leases located in the State of Texas for aggregate consideration of $55,000. The Mata lease is located in Webb County and the Peters Ranch lease is located in Duval County (collectively, the "South Texas Lease"). On approximately April 23, 2007, we entered into an agreement to sell the South Texas Lease for $65,000 (the "South Texas Agreement"). In accordance with the terms and provisions of an agreement between the purchaser and one of our shareholders, the amounts due and owing under the South Texas Agreement were offset against amounts we owed to our shareholder. See " - Material Commitments".

         CHAPMAN LEASE/HURLEY LEASE

The Chapman Lease encompassed approximately 240 acres in Okfuskee County, State of Oklahoma. We had acquired a 75% working interest and a 56.25% net revenue interest. The Hurley Lease encompassed approximately 320 acres in Okfuskee County, State of Oklahoma. We had acquired a 75% working interest and a 56.25% net revenue interest. As of the date of this Quarterly Report, and after an internal review of the property, we have decided not to proceed with the development of the Hurley and Chapman leases.

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

Nine Month Period Ended September 30, 2007 Compared to Nine Month Period Ended September 30, 2006

Our net loss for the nine-month period ended September 30, 2007 was approximately ($587,325) compared to a net loss of ($674,641) during the nine-month period ended September 30, 2006 (a decrease of $87,316). During the nine-month periods ended September 30, 2007 and 2006, we did not generate any revenue.

During the nine-month period ended September 30, 2007, we incurred general and administrative expenses of approximately $587,325 compared to $674,641 incurred during the nine-month period ended September 30, 2006 (a decrease of $87,316). These general and administrative expenses incurred during the nine-month period ended September 30, 2007 consisted of: (i) consulting fees of $111,823 (2006:
$226,500); (ii) management fees of $227,989 (2006: $154,245); (iii) office and general of $127,277 (2006: $96,911); and (iv) professional fees of $120,236
(2006: $89,055). During the nine-month period ended September 30, 2007, we did not incur any expenses associated with investor relations as compared to $107,930 incurred during the nine-month period ended September 30, 2006. During 2006, investor relation expenses were incurred relating to corporate marketing and pertaining to investor awareness

General and administrative expenses incurred during the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 decreased primarily due to the decrease in consulting fees and investor relations relating to the emphasis on reliance of managerial services provided by our officers and the corresponding increase in management fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Consulting fees decreased during the nine-month period ended September 30, 2007 due to decrease in use of contractual services. Of the $587,325 incurred as general and administrative expenses during the nine-month period ended September 30, 2007, we incurred consulting expenses of $90,000 payable to International Market Trend, Inc. ("IMT"). In addition, IMT advanced us $6,000 during the nine-month period ended September 30, 2007. As of September 30, 2007, we owed IMT $26,000, which is unsecured and non-interest bearing and has no definite repayment terms. An officer and director of IMT is also one of our shareholders.

Of the $587,325 incurred as general and administrative expenses during the nine-month period ended September 30, 2007, an aggregate of $226,250 was incurred payable to our officers and directors in management fees. We also incurred additional compensation to our Chief Geologist and Operations Manager in accordance with certain contractual arrangements that in the event we acquire an oil and gas property which was directly introduced to us by either our Chief Geologist or Operations Manager, we will assign up to a 1.5% overriding royalty interest. Therefore, during the nine-month period ended September 30, 2007, we recorded additional compensation of $1,739, which is the estimated cost of royalty interests earned during the period.

Our net loss during the nine-month period ended September 30, 2007 was ($587,325) or ($0.02) per share compared to a net loss of ($674,641) or ($0.02)
per share during the nine-month period ended September 30, 2006. The weighted average number of shares outstanding was 29,814,905 for the nine-month period ended September 30, 2007 compared to 40,670,800 for the nine-month period ended September 30, 2006.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006

Our net loss for the three-month period ended September 30, 2007 was approximately ($215,977) compared to a net loss of ($407,460) during the three-month period ended September 30, 2006 (a decrease of $191,483). During the three-month periods ended September 30, 2007 and 2006, we did not generate any revenue.

During the three-month period ended September 30, 2007, we incurred general and administrative expenses of approximately $215,977 compared to $407,460 incurred during the three-month period ended September 30, 2006 (a decrease of $191,483). These general and administrative expenses incurred during the three-month period ended September 30, 2007 consisted of: (i) consulting fees of $37,075 (2006:
$119,000); (ii) management fees of $106,250 (2006: $129,245); (iii) office and general of $41,478 (2006: $89,130); and (iv) professional fees of $31,174 (2006:
$45,085). During the three-month period ended September 30, 2007, we did not incur any expenses associated with investor relations as compared to $25,000 incurred during the three-month period ended September 30, 2006.

General and administrative expenses incurred during the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 decreased primarily due to the decrease in consulting fees and investor relations relating to the emphasis on reliance of managerial services provided by our officers.

Our net loss during the three-month period ended September 30, 2007 was ($215,977) or ($0.01) per share compared to a net loss of ($407,460) or ($0.01)
per share during the three-month period ended September 30, 2006. The weighted average number of shares outstanding was 29,814,905 for the three-month period ended September 30, 2007 compared to 40,670,800 for the three-month period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

As at the nine-month period ended September 30, 2007, our current assets were $509,969 and our current liabilities were $1,602,113, which resulted in a working capital deficiency of ($1,092,144). As at the nine-month period ended

September 30, 2007, current assets were comprised of: (i) $30,739 in cash; (ii) $465,475 in project funding receivable relating to the Boggs #1 well; and (iii) $13,755 in prepaid. As at the nine-month period ended September 30, 2007, current liabilities were comprised of: (i) $403,130 in accounts payable and accrued liabilities; and (ii) $1,198,983 due to related parties.

As at the nine-month period ended September 30, 2007, our total assets were $871,209 comprised of: (i) $509,969 in current assets; (ii) $25,000 in restricted cash; and (iii) $336,240 in unproven oil and gas properties. The increase in total assets during the nine-month period ended September 30, 2007 from fiscal year ended December 31, 2006 was primarily due to recording of the project funding receivable relating to the Boggs #1 well.

As at the nine-month period ended September 30, 2007, our total liabilities were $1,602,113 comprised entirely of current liabilities. The increase in liabilities during the nine-month period ended September 30, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in amounts due to related parties and in amounts payable and accrued liabilities. See " - Material Commitments."

Stockholders' deficit increased from ($143,579) for fiscal year ended December 31, 2006 to ($730,904) for the nine-month period ended September 30, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2007, net cash flows used in operating activities was ($191,940), consisting primarily of a net loss of ($587,325). Net cash flows used in operating activities was adjusted by $283,395 to reconcile accounts payable and accrued liabilities, $70,837 to reconcile costs due to related parties, and $41,153 to reconcile accrued interest. For the nine-month period ended September 30, 2006, net cash flows used in operating activities was ($293,457), consisting primarily of a net loss of ($674,641), and adjusted by $196,184 to reconcile costs due to related parties and prepaid expenses and $185,000 to reconcile accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2007, net cash flows used in investing activities was ($1,340,645) consisting of $1,315,645 for acquisition of oil and gas properties and $25,000 for the restricted cash deposit relating to the bond held by the Railroad Commission of Texas. For the nine-month period ended September 30, 2006, net cash flows used in investing activities was ($597,006) for the acquisition of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine-month period ended September 30, 2007, net cash flows provided from financing activities was $1,557,500 compared to $885,000 for the nine-month period ended September 30, 2006. Cash flows from financing activities for the nine-month period ended September 30, 2007 consisted primarily of $759,000 in drilling advances and

$798,500 in advances from related parties compared to $885,000 in advances from related parties for the nine-month period ended September 30, 2006.

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

During fiscal year ended December 31, 2006, we engaged in private placement offerings under Regulation D and Regulation S of the Securities Act pursuant to which we received gross proceeds of $1,416,158, of which $845,000 consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders.

MATERIAL COMMITMENTS

During the nine-month period ended September 30, 2007, one of our shareholders advanced an aggregate of $798,500 to us. As at December 31, 2006, an aggregate of $325,500 was already owed to this shareholder, which is subject to interest at the rate of 8% per annum and has no definite repayment terms. During the nine-month period ended September 30, 2007, an aggregate of $65,000 resulting from proceeds received on disposal of the Peters Ranch Lease was utilized to offset the aggregate amount due and owed to the shareholder. Thus, as of September 30, 2007, an aggregate of $1,068,500 was due and owing and accrued interest totaled $42,364.

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

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our financial statements as of and for the nine-month period ended September 30, 2007. The audit committee has also discussed with De Joya Griffith & Company, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company, LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2007 filed with the Securities and Exchange Commission.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was in a dispute in connection with the services provided by Warwick Advisors Corp. under a consulting agreement dated September 6, 2006 (the "Agreement"). The parties entered into binding arbitration as allowed for within the Agreement. On October 9, 2007 the Arbitrator ruled in favor of Warkwick Advisors Corp. and the Company was ordered to pay $24,150.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

        32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MORGAN CREEK ENERGY CORP.



Dated: November 8, 2007                         By: /s/ MARCUS M. JOHNSON
                                                    ____________________________
                                                        Marcus M Johnson
                                                        President and
                                                        Chief Executive Officer



Dated: November 8, 2007                         By: /s/ D. BRUCE HORTON
                                                    ____________________________
                                                        D. Bruce Horton
                                                        Chief Financial Officer