Form 10KSB
period 2007-12-31
MORGAN CREEK ENERGY CORP
filed 2008-04-10
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                           COMMISSION FILE NO. 0-25455

                            MORGAN CREEK ENERGY CORP.
                 ______________________________________________
                 (Name of small business issuer in its charter)

             NEVADA                                   201777817
_______________________________            ____________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                5050 QUORUM DRIVE, SUITE 700, DALLAS, TEXAS 75254
                _________________________________________________
                    (Address of principal executive offices)

                                 (214) 321-0603
                           ___________________________
                           (Issuer's telephone number)

Securities registered pursuant to Section       Name of each exchange on which
            12(b) of the Act:                            registered:

                   NONE
                   ____

Securities registered pursuant to Section 12(g) of the Act:

                 COMMON STOCK, $0.001
                 ____________________
                   (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. March 25, 2008: $8,815,084

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                     Outstanding as of  March 25, 2008
Common Stock, $0.001                      41,976,589

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders;
(ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            MORGAN CREEK ENERGY CORP.

                                   FORM 10-KSB

                                                                            Page

Part I.

Item 1.            Description of Business                                    4

Item 2.            Description of Property                                   23

Item 3.            Legal Proceedings                                         23

Item 4.            Submission of Matters to a Vote of Security Holders       24

Part II.

Item 5.            Market for Common Equity and Related Stockholder Matters
                   and Small Business Issuer Purchases of Equity Securities  24

Item 6.            Management's Discussion and Analysis and Plan of
                   Operation                                                 27

Item 7.            Financial Statements                                      34

Item 8.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       50

Item 8A.           Controls and Procedures                                   50

Item 8A(T).        Controls and Procedures                                   51

Item 8B.           Other Information                                         51

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a)
                   of the Exchange Act                                       51

Item 10.           Executive Compensation                                    55

Item 11.           Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                58

Item 12.           Certain Relationships and Related Transactions and
                   Director Independence                                     60

Item 13.           Exhibits                                                  61

Item 14.           Principal Accountant Fees and Services                    62

Signatures                                                                   63

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

Transfer Agent

Our transfer agent is Transfer Online, Inc., 317 S.W. Alder Street, 2nd Floor Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 2,365 gross acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $338,000. In addition, we have leased various properties totaling approximately 4,800 gross acres within the State of New Mexico for a five-year term in consideration for $52,083 (the "New Mexico Prospect"). We have a 100% working interest and an 87.5% net revenue interest in the leases.

OIL AND GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

                                                       NET ACRES(*)
Texas                                                     1,971
New Mexico                                                3,472
                                                       ------------
Total:                                                    5,443

(*) Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

         QUACHITA PROSPECT

As of the date of this Annual Report, we lease approximately 1,971 acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases.

BOGGS #1. As of the date of this Annual Report, we received a permit for drilling of the twin well on the Quachita Prospect and commenced drilling of our first well (the "Boggs #1). We have identified seven separate potential areas of exploration interest in the Quachita Lease and have carried out wide scale leasing on the first of these targets. We completed the drilling portion of the Boggs #1 well on July 13, 2007. Subsequently, we began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation. We intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration. During fiscal year ended December 31, 2007, we incurred $1,335,780 in drilling and completion expenditures on the Boggs #1.

The Boggs #1 has been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we retain a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of December 31, 2007, we have received approximately $759,000 in funding from the private investors and incurred $1,335,780 in drilling and completion costs on Boggs #1. Currently, we are negotiating with the funding investors to acquire their well for an amount equal to the total amount of their investment of $759,000 and forgiveness of the additional amounts due and owing.

PETERS RANCH LEASE. On approximately January 30, 2007, we acquired a 100% working interest and a 77% net revenue interest in two fully equipped oil leases located in the State of Texas for aggregate consideration of $55,000. The Mata lease is located in Webb County and the Peters Ranch lease is located in Duval County (collectively, the "Peters Ranch Lease"). On approximately April 23, 2007, we entered into an agreement to sell the Peters Ranch Lease for $65,000 (the "Peters Ranch Agreement"). In accordance with the terms and provisions of an agreement between the purchaser and one of our shareholders, the amounts due and owing under the Peters Ranch Agreement were offset against amounts we owed to our shareholder. See #Item 12. Certain Relationships and Related Transactions and Director Independence - Loans."

         NEW MEXICO PROSPECT

As of the date of this Annual Report, we have leased various properties in the New Mexico Prospect totaling approximately 3,472 net acres within the State of New Mexico for a five year term in consideration for $52,083. We have a 100% working interest and a 87.5% net revenue interest in the leases comprising the New Mexico Prospect.

PROPOSED FUTURE BUSINESS OPERATIONS

Our strategy is to complete the further acquisition of additional oil and gas opportunities that fall within the criteria of providing a geological basis for development of drilling initiatives that can provide near term revenue potential and fast drilling capital repatriation from production cash flows to create expanding reserves. We anticipate that our ongoing efforts, subject to adequate funding being available, will continue to be focused on successfully concluding negotiations for additional tracts of prime acreage in the coal bed methane and other gas producing domains, and to implement the drilling of new wells to develop reserves and to provide revenues. We plan to build a strategic base of proven reserves and production.

Our ability to continue to complete planned exploration activities and expand land acquisitions and explore drilling opportunities is dependent on adequate capital resources being available and further sources of debt and equity being obtained. The two following alternatives provide the basis for business development options:

DEVELOPMENT OF CURRENT LEASES

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the Quachita Prospect, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our drilling program to establish up to six wells on leases in hand, build production infrastructure and pipeline, and raise additional capital for drilling on the New Mexico Prospect and further land acquisitions. This has included the following activity:

     o Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required.

     o Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water.

     o If gas content conducive to production, complete well by inserting downhole pump and rods, set pumping unit, wellhead, and gas line.

     o   Complete pipeline.

     o Create well development model and investment documents to develop wells on subject leases including funding plan.

     o   Create investor communications materials, corporate identity.

     o   Raise funding for well development.

     o Drill, complete, and produce from well drilling program and selective re-entry programs.

     o Target further leases for exploration potential and obtain further funding to acquire new development targets.

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

     o Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required.

     o Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water,

     o If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets.

We will require additional funding to implement our proposed future business activities. See "Item 6. Management's Discussion and Analysis and Plan of Operation."

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

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

GOVERNMENT REGULATION

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on our business operations.

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

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force to discontinue certain operations altogether.

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

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $4,963,000 from October 19, 2004 (inception) to December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $4,962,778 and had incurred losses of approximately $817,000 during fiscal year ended December 31, 2007. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:
(i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

         WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS' REPORT ACCOMPANYING OUR DECEMBER 31, 2007 AND DECEMBER 31, 2006 FINANCIAL STATEMENTS.

The independent auditor's report accompanying our December 31, 2007 and 2006 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Production area specifics affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

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

         ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 41,976,589 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 4,167,700 shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 4,167,700 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 25,105,789 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 1,850,000 stock options outstanding and an aggregate of 944,105 Warrants outstanding. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

ITEM 2. DESCRIPTION OF PROPERTIES

We lease our principal office space located at 5050 Quorum Drive, Suite 700, Dallas, Texas 75254. The office space is for corporate identification, mailing, and courier purposes only and costs us approximately $210 monthly. The office and services related thereto may be cancelled at any time with a thirty day notice.

ITEM 3. LEGAL PROCEEDINGS

During fiscal year ended December 31, 2007, we were in a dispute in connection with the services provided by Warwick Advisors Corp. under a consulting agreement dated September 6, 2006 (the "Agreement"). The parties entered into binding arbitration as allowed for within the Agreement. On October 9, 2007 the Arbitrator ruled in favor of Warkwick Advisors Corp. and we were ordered to pay $24,120. The liability was settled on October 31, 2007.

Management is not aware of any other legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2007, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

            QUARTER ENDED              HIGH BID        LOW BID
          December 31, 2007              $0.76          $0.30
         September 30, 2007              $0.85          $0.45
            June 30, 2007                $1.20          $0.36
           March 31, 2007                $0.98          $0.45

As of March 1, 2008, we had 25 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:



                                 NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
_______________________________  __________________________   ____________________________   _________________________
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

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2006 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2006 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2006 Plan. At the time a Stock Option is granted under the 2006 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

The exercise price of a Stock Option granted pursuant to the 2006 Plan shall be paid in full to us by delivery of consideration equal to the product of the Stock Option in accordance with the requirements of the Nevada Revised Statutes. Any Stock Option settlement, including payment deferrals or payments deemed made by way of settlement of pre-existing indebtedness may be subject to such conditions, restrictions and contingencies as may be determined.

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

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 944,105 common stock purchase warrants issued and outstanding (the "Warrants") We did not issue any Warrants during fiscal year ended December 31, 2007. The Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2006 at an exercise price of $3.00 per share during the period commencing on October 16, 2006 and ending on the day which is earlier of (a) twenty-four months from the date of issuance of the Warrants or eighteen months from the effective date of a proposed registration statement.

As of the date of this Annual Report, none of the Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2007, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

FEBRUARY 2008 PRIVATE PLACEMENT OFFERING

On February 13,  2008,  we closed a private  placement  offering  (the  "Private
Placement Offering"), whereby we issued an aggregate of 7,576,068 shares of common stock at a deemed settlement and issuance price of $0.20 per share in settlement of an aggregate $1,515,214 in debt due and owing by us to certain non-U.S. residents. See "Item 6 Management's Discussion and Analysis and Plan of Operation - Material Commitments."

The Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

DEBT SETTLEMENT

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance of an aggregate 4,585,616 shares of our restricted common stock at $0.20 per share effective as of March 24, 2008. The aggregate 4,585,616 shares of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.20 Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor.

The Debt Settlement was made to five non-United States Creditors in reliance on Rule 903 of Regulation S promulgated under the Securities Act and to two United States accredited Creditors in reliance on Section 4(2) of the Securities Act. The securities issued in the Debt Settlement have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. See "Item 12. Certain Relationships and Related Transactions and Director Independence - Loans."

There were no finders' fees or commissions payable by us upon the successful completion of the Debt Settlement and we have agreed to file a registration statement with the United States Securities and Exchange Commission in accordance with the Securities Act covering the resale of the shares of common stock as issued to the Creditors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to year ended December 31, 2007, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The following table sets forth selected financial information for the periods indicated.

RESULTS OF OPERATION

                                     FISCAL YEAR ENDED      FOR THE PERIOD FROM
                                       DECEMBER 31            OCTOBER 19, 2004
                                      2007 AND 2006            (INCEPTION) TO
                                                              DECEMBER 31, 2007
                               _________________________    ____________________

General and                    $817,021      $3,918,002           $4,962,778
Administrative Expenses
    Investor relations            9,120         112,744              162,074
    expenses
    Consulting expenses         189,991         346,992              628,458
    Management fees             312,990         311,707              624,697
    Impairment of oil and         -0-         1,273,410            1,273,410
    gas  properties
    Management fees               -0-         1,527,170            1,527,170
    -stock based
    compensation
    Office and general          156,639         176,884              356,744
Professional                    148,281         169,095              390,225
Fees
Net Loss                      ($817,021)    ($3,918,002)         ($4,962,778)

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

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2006.

Our net loss for fiscal year ended December 31, 2007 was ($817,021) compared to a net loss of ($3,918,002) during fiscal year ended December 31, 2006 (a decrease of $3,100,981). During fiscal year ended December 31, 2007 and 2006, we did not generate any revenue.

During fiscal year ended December 31, 2007, we incurred general and administrative expenses of $817,021 compared to $3,918,002 incurred during fiscal year ended December 31, 2006 (a decrease of $3,100,981). These general and administrative expenses incurred during fiscal year ended December 31, 2007 consisted of: (i) consulting fees of $189,991 (2006: $346,992); (ii) investor relations of $9120 (2006: $112,744); (iii) management fees of $312,990 (2006:
$311,707);   (iv)  office  and  general  of  $156,639  (2006:   $176,884);   (v)
professional fees of $148,281 (2006: $169,095); (vi) management fees - stock based compensation of $-0- (2006: 1,527,170); and (vii) impairment of oil and gas properties of $-0- (2006: $1,273,410).

During fiscal year ended December 31, 2007, we did not incur any management fees
- stock based compensation relating to the valuation of stock options granted to our officers and directors. We also did not record any impairment of oil and gas properties during fiscal year ended December 31, 2007. Thus, general and administrative expenses incurred during fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006 decreased primarily due to the non-incurrence of management fees - stock based compensation and no impairment of oil and gas properties. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Consulting fees decreased during fiscal year ended December 31, 2007 due to decrease in use of contractual services. Of the $817,021 incurred as general and administrative expenses during fiscal year ended December 31, 2007, we incurred consulting expenses of $189,991 payable to International Market Trend, Inc. ("IMT"). In addition, IMT advanced us $6,000 during fiscal year ended December 31, 2007. As of December 31, 2007, we owed IMT $56,873, which is unsecured and non-interest bearing and has no definite repayment terms. Effective March 24, 2008, we settled an aggregate $86,873 with IMT by the issuance of 434,366 shares of our restricted common stock at $0.20 per share. An officer and director of IMT is also one of our shareholders.

Of the $817,021 incurred as general and administrative expenses during fiscal year ended December 31, 2007, an aggregate of $312,990 was incurred payable to our officers and directors in management fees. We also incurred additional compensation to our Chief Geologist and Operations Manager in accordance with certain contractual arrangements that in the event we acquire an oil and gas property which was directly introduced to us by either our Chief Geologist or Operations Manager, we will assign up to a 1.5% overriding royalty interest. Therefore, during fiscal year ended December 31, 2007, we recorded additional compensation of $1,739, which is the estimated cost of royalty interests earned during the period. See "Item 10. Executive Compensation."

Our net loss during fiscal year ended December 31, 2007 was ($817,021) or ($0.03) per share compared to a net loss of ($3,918,002) or ($0.14) per share during fiscal year ended December 31, 2006. The weighted average number of shares outstanding was 29,814,905 for fiscal year ended December 31, 2007 compared to 28,811,306 for fiscal year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2007

As at fiscal year ended December 31, 2007, our current assets were $33,989 and our current liabilities were $2,718,691, which resulted in a working capital deficiency of ($2,684,702). As at fiscal year ended December 31, 2007, current assets were comprised of: (i) $16,098 in cash; and (ii) $17,891 in prepaid expenses and other. As at fiscal year ended December 31, 2007, current liabilities were comprised of: (i) $389,612 in accounts payable and accrued liabilities; and (ii) $1,570,079 due to related parties; and (iii) $759,000 in drilling advances payable.

As at fiscal year ended December 31, 2007, our total assets were $1,758,091 comprised of: (i) $33,989 in current assets; and (ii) $1,724,102 in unproven oil and gas properties. The increase in total assets during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to recording of drilling costs relating to the Boggs #1 well.

As at fiscal year ended December 31, 2007, our total liabilities were $2,718,691 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2007 from fiscal year ended December 31, 2006 was primarily due to the increase in amounts due to related parties and in amounts payable and accrued liabilities and drilling advances payable. See " - Material Commitments."

Stockholders' deficit increased from ($143,579) for fiscal year ended December 31, 2006 to ($960,600) for fiscal year ended December 31, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2007, net cash flows used in operating activities was ($385,194), consisting primarily of a net loss of ($817,021). Net cash flows used in operating activities was adjusted by $269,877 to reconcile accounts payable and accrued liabilities, $191,086 to reconcile costs due to related parties, and $29,136 to reconcile prepaid expenses and other. For fiscal year ended December 31, 2006, net cash flows used in operating activities was ($839,051), consisting primarily of a net loss of ($3,918,002), and adjusted by $1,527,170 in stock based compensation, $1,273,410 in impairment of oil and gas properties, $200,000 to reconcile costs due to related parties, $64,043 to reconcile accounts payable and accrued liabilities, and $28,083 to reconcile amounts due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended December 31, 2007, net cash flows used in investing activities was ($1,479,032) consisting of oil and gas property expenditures. For fiscal year ended December 31, 2006, net cash flows used in investing activities was ($903,393) for the acquisition of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2007, net cash flows provided from financing activities was $1,874,500 compared to $1,741,158 for fiscal year ended December 31, 2006. Cash flows from financing activities for fiscal year ended December 31, 2007 consisted primarily of $759,000 in drilling advances and $1,115,500 in advances from related parties compared to $1,416,158 in proceeds on sale of common stock and $325,000 in advances from related parties for fiscal year ended December 31, 2006.

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

During fiscal year ended December 31, 2007, we did not engage in any private placement offerings. However, during February 2008, we engaged in a private placement offering under Regulation S of the Securities Act pursuant to which we received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. And effective March 24, 2008, we also settled an aggregate $917,123 in debt by the issuance of 4,585,616 shares of our restricted common stock at $0.20 per share.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, one of our shareholders advanced an aggregate of $1,130,500 to us. As at December 31, 2006, an aggregate of $325,500 was already owing to this shareholder, which is subject to interest at the rate of 8% per annum and has no definite repayment terms. During fiscal year ended December 31, 2007, an aggregate of $65,000 resulting from proceeds received on disposal of the Peters Ranch Lease was utilized to offset the aggregate amount due and owing to the shareholder. Also add the $25,000 settlement by transferring Railroad bonds owed by the company to the shareholder. Thus, as of December 31, 2007, an aggregate of $1,365,500 was due and owing and accrued interest totaled $66,456.

Subsequently, during January 2008, an additional advance was made by this same shareholder to us for an aggregate amount of $1,512,214 due and owing. This amount was assigned by the shareholder to various assignees and settled pursuant to the issuance of 7,576,068 shares of our restricted common stock at $0.20 per share. See "Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities."

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2007 and December 31, 2006 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2007, we have not adopted this statement and management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the fiscal year beginning

January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 but do not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS "SFAS No. 158". This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has determined that the adoption of this standard did not have any impact on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have determined that the adoption of FIN 48 did not have any material impact on our results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS


                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007













REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                                 DALE MATHESON
                            CARR-HILTON LABONTE LLP
                           __________________________
                           DMCL CHARTERED ACCOUNTANTS
                                   LETTERHEAD


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended and for the period from inception on October 19, 2004 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

                                                                          "DMCL"

                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS

March 30, 2007
Vancouver, Canada

                        DE JOYA GRIFFITH & COMPANY, LLC
                        _______________________________
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Morgan Creek Energy Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Morgan Creek Energy Corp. (An Exploration Stage Company) as of December 31, 2007 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Morgan Creek Energy Corp. for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2006, is based solely on the report of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy Corp. as of December 31, 2007, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
March 25, 2008

________________________________________________________________________________
                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 588-5960  Facsimile (702) 588-5979


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                               December 31,       December 31,
                                                                                                   2007               2006
_________________________________________________________________________________________________________________________________
                                                                                                 (Audited)         (Audited)

                                     ASSETS


CURRENT ASSETS
     Cash                                                                                       $      16,098        $    5,824
     Prepaid expenses and other                                                                        17,891            13,755
_________________________________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                                                   33,989            19,579

OIL AND GAS PROPERTIES, unproven (Note 3)                                                           1,724,102           310,070
_________________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                    $   1,758,091        $  329,649
=================================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                   $     389,612        $  119,735
     Due to related parties  (Note 6)                                                               1,570,079           353,493
     Drilling advances payable (Note 3)                                                               759,000                 -
_________________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                                           2,718,691           473,228
_________________________________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' DEFICIT (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding - 29,814,905 common shares                                                      29,815            29,815
     (December 31, 2006 - 29,814,905)
Additional paid-in-capital                                                                          3,972,363         3,972,363
Deficit accumulated during exploration stage                                                       (4,962,778)       (4,145,757)
_________________________________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' DEFICIT                                                                          (960,600)         (143,579)
_________________________________________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' DEFICIT                                                      $   1,758,091        $  329,649
=================================================================================================================================

   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                              Year ended       Year ended      October 19, 2004
                                                                              December 31,     December 31,     (inception) to
                                                                                  2007             2006        December 31, 2007
_________________________________________________________________________________________________________________________________
                                                                               (Audited)         (Audited)          (Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

     Investor relations                                                       $     9,120     $      112,744      $     162,074
     Consulting fees                                                              189,991            346,992            628,458
     Management fees - related party                                              312,990            311,707            624,697
     Management fees - stock based compensation                                         -          1,527,170          1,527,170
     Impairment of oil and gas properties (Note 3)                                      -          1,273,410          1,273,410
     Office and general                                                           156,639            176,884            356,744
     Professional fees                                                            148,281            169,095            390,225
_________________________________________________________________________________________________________________________________

NET LOSS                                                                      $  (817,021)    $   (3,918,002)     $  (4,962,778)

=================================================================================================================================




BASIC AND DILUTED LOSS PER COMMON SHARE                                       $     (0.03)    $        (0.14)
=================================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                                           29,814,905         28,811,306
=================================================================================================================================



   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE PERIOD FROM OCTOBER 19, 2004 (INCEPTION) TO DECEMBER 31, 2007
                                    (AUDITED)

                                                              Common Stock             Additional        Deficit
                                                                                                       accumulated
                                                                                                         during
                                                        Number of                       Paid in        exploration    Stockholders'
                                                          Shares         Amount         Capital           stage          Equity
___________________________________________________________________________________________________________________________________

Balance, October 19, 2004                                         -      $      -      $         -   $           -      $       -
Common stock issued for oil and gas property
     at $0.025 per share - November 19, 2004             24,000,000        24,000          576,000               -        600,000
Capital distribution to founding share holder
     on acquisition of oil and gas property (Note
     3)                                                           -             -         (600,000)              -       (600,000)
Common stock issued for cash at $0.025 per share
     - November 26, 2004 and December 15, 2004           13,750,000        13,750          330,000               -        343,750
Common stock issued for cash at $0.125 per share
     - December 15, 2004                                  2,640,800         2,641          327,459               -        330,100
Net loss for the period                                           -             -                -         (23,729)       (23,729)
___________________________________________________________________________________________________________________________________

Balance, December 31, 2004                               40,390,800        40,391          633,459         (23,729)       650,121
Common stock issued for cash at $0.125 per share
     - March 9, 2005                                        280,000           280           34,720               -         35,000
Net loss for the year                                             -             -                -        (204,026)      (204,026)
___________________________________________________________________________________________________________________________________

Balance, December 31, 2005                               40,670,800        40,671          668,179        (227,755)       481,095
Common stock issued for cash at $1.50 per share
     - October 16, 2006                                     944,105           944        1,415,214               -      1,416,158
Common stock issued for oil and gas property
     at $1.75 per share - October 17, 2006 (Note 3)         200,000           200          349,800               -        350,000
Stock-based compensation                                          -             -        1,527,170               -      1,527,170
Restricted common shares cancelled
     - December 19, 2006                                (12,000,000)      (12,000)          12,000               -              -
Net loss for the year                                             -             -                -      (3,918,002)    (3,918,002)
___________________________________________________________________________________________________________________________________

Balance, December 31, 2006                               29,814,905        29,815        3,972,363      (4,145,757)      (143,579)
Net loss for the year                                             -             -                -        (817,021)      (817,021)
___________________________________________________________________________________________________________________________________

Balance, December 31, 2007                               29,814,905      $ 29,815       $3,972,363    $ (4,962,778)     $(960,600)
===================================================================================================================================


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                    (AUDITED)

                                                                                                                October 19, 2004
                                                                                       Year ended                (inception) to
                                                                                      December 31,                December 31,
                                                                                 2007               2006              2007
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                    $     (817,021)     $ (3,918,002)      $ (4,962,778)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Stock based compensation                                                           -         1,527,170          1,527,170
     - Impairment of oil and gas properties                                               -         1,273,410          1,273,410
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Decrease (increase) in prepaid expenses and other                            (29,136)          (13,755)           (42,891)
     - Due from related party                                                             -           200,000                  -
     - Due to / from related parties                                                191,086            28,083            229,169
     - Increase (decrease) in accounts payable and accrued liabilities              269,877            64,043            349,935
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                              (385,194)         (839,051)        (1,625,985)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas property expenditures                                              (1,479,032)         (903,393)        (2,682,425)
_________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (1,479,032)         (903,393)        (2,682,425)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                                      -         1,416,158          2,125,008
    Drilling Advances                                                               759,000                 -            759,000
    Advances from related parties                                                 1,115,500           325,000          1,440,500
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,874,500         1,741,158          4,324,508
_________________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                         10,274            (1,286)            16,098

CASH, BEGINNING OF PERIOD                                                             5,824             7,110                  -
_________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                          $       16,098      $      5,824       $     16,098
=================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                  $            -      $          -       $
     Cash paid for income taxes                                              $            -      $          -       $
     Common stock issued for acquisition of oil and gas property             $            -      $    350,000       $    950,000
     Transfer of bond against settlement of debt                             $       25,000      $          -       $     25,000
     Non-cash sale of oil and gas property in property (Note 3)              $       65,000      $          -       $     65,000




   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Quachita Prospect"). To date the Company has acquired approximately 2,365 gross acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicate a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

During the period the Company has begun leasing acreage in New Mexico. To date the Company has acquired approximately 4800 gross acres.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of December 31, 2007 the Company has an accumulated deficit of $4,962,778 and a working capital deficiency of $2,684,702. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties. Subsequent to the period on February 13, 2008 the company converted $1,515,214 of related party debt and accrued interest into 7,576,068 shares of common stock (refer to Note 6).

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

OIL AND GAS PROPERTIES
The Company follows the full cost method of accounting for its oil and gas operations whereby all costs related to the acquisition of methane, petroleum, and natural gas interests are capitalized. Under this method, all productive and non-productive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Proceeds from the disposal of oil and gas properties are recorded as a reduction of the related capitalized costs without recognition of a gain or loss unless the disposal would result in a change of 20 percent or more in the depletion rate. The Company currently operates solely in the U.S.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

OIL AND GAS PROPERTIES (CONTINUED)
The costs of acquisition and exploration of unproved oil and gas properties, including any related capitalized interest expense, are not subject to depletion, but are assessed for impairment either individually or on an aggregated basis. The costs of certain unevaluated leasehold acreage are also not subject to depletion. Costs not subject to depletion are periodically assessed for possible impairment or reductions in recoverable value. If a reduction in recoverable value has occurred, costs subject to depletion are increased or a charge is made against earnings for those operations where a reserve base is not yet established.

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

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of the Company. Dilutive earnings (loss) per share is equal to that of basic earnings
(loss) per share as the effects of stock options and warrants have been excluded as they are anti-dilutive.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2007 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("SFAS 123R"). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods have not been restated. The Company's results of operations for the year ended December 31, 2006 were no different than if the Company had not adopted SFAS 123R because (i) there were no previously granted stock options, and (ii) all stock options granted during the year ended December 31, 2006 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R. As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended December 31, 2006.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

RECENT ACCOUNTING PRONOUNCEMENT
In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of December 31, 2007, the Company has not adopted this statement and management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on the Company's financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS "SFAS No. 158". This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company has determined that the adoption of this standard did not have any impact on the Company's results of operations or financial position.

In June 2006, FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES-AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, "ACCOUNTING FOR INCOME TAXES." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 did not have any material impact on the Company's results of operations or financial position.

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(A) QUACHITA PROSPECT
The Company leased various properties totalling approximately 2,365 gross acres within the Quachita Trend within the state of Texas for a three year term in consideration for $338,353. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1
On June 7, 2007 the Company began drilling its first well on the Quachita Prospect (Boggs #1). During the year the Company began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. During the year $1,335,781 was incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. For the year ended December 31, 2007 the Company had incurred $1,335,781 of costs on Boggs #1 and had received $759,000 in funding from the private investors.. As at December 31, 2007, the Company has retained a 25% Working Interest and a 19.25% Net Revenue Interest in the Boggs #1. Subsequent to year end, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________
$759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 3,795,000 shares of common stock at $0.20 per share.

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

(C) NEW MEXICO PROSPECT
The Company to date has leased various properties totalling approximately 4800 gross acres within the state of New Mexico for a five year term in consideration for $52,083. The Company has a 100% Working Interest and an 87.5% N.R.I. in the leases.

NOTE 4 - STOCKHOLDERS' DEFICIT
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On May 10, 2006, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share. On July 26, 2006, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 2 new shares for 1 old share.

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

(B)      PRIVATE PLACEMENTS
On November 26, 2004 the Company issued 6,200,000 shares of common stock at $0.025 per share for proceeds of $155,000.

On December 15, 2004 the Company issued 7,550,000 shares of common stock at $0.025 per share for proceeds of $188,750 and 2,640,800 shares of common stock at $0.125 per share for proceeds of $330,100.

On March 9, 2005 the Company issued 280,000 shares of common stock at a price of $0.125 per share for proceeds of $35,000.

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

(C)      OTHER ISSUANCES
On February 13, 2008, the Company issued 7,576,068 shares of common stock at a price of $0.20 per share on settlement of related party advance and related accrued interest totalling $1,515,214. (refer to Note 6)

On March 24, 2008, the Company issued 4,585,616 shares of common stock at a price of $0.20 per share on settlement of related party advances and acquisition of interest in the Boggs well

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)
________________________________________________________________________________

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of December 31, 2007 are as follows:


  Exercise price     Weighted average price       Number of warrants to purchase shares                 Expiry Date
________________________________________________________________________________________________________________________________

      $3.00                   $3.00                              944,105                             October 16, 2008



The Company's share purchase warrants activity for the years ended December 31, 2007 and 2006 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________

Balance, December 31, 2005                           -                          $    -                                 -
Issued                                         944,105                            3.00                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, December 31, 2006                     944,105                            3.00                              1.80
Issued                                               -                               -                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, December 31, 2007                     944,105                          $ 3.00                              1.80
================================================================================================================================

All Warrants are exercisable as of December 31, 2007


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

As approved by the Board of directors, on December 12, 2006, the Company granted 1,850,000 stock options to certain officers, directors and management of the Company at $1.10 per share. The term of these options are five years. The total fair value of these options at the date of grant was estimated to be $1,527,170 and was recorded as a stock based compensation expense during 2006. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 4.49%; dividend yield of 0% and expected volatility of 187%.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

The Company's stock option warrants activity for the years ended December 31, 2007 and 2006 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________

Balance, December 31, 2005                           -                          $    -                                 -
Granted                                      1,850,000                            1.10                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, December 31, 2006                   1,850,000                            1.10                              4.95
Granted                                              -                               -                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, December 31, 2007                   1,850,000                          $ 1.10                              4.95
================================================================================================================================

All options are exercisable as of December 31, 2007.


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is a shareholder of the Company. During the year ended December 31, 2007 the Company incurred consulting fees of $120,000 to IMT (December 31, 2006 - $167,500). In addition, during the year IMT advanced the Company $6,000. As of December 31, 2007 the Company owed IMT $56,873 which is unsecured non-interest bearing, and has no specific repayment terms. Subsequent to the period the Company converted $86,873 in consulting fees and advances through the issuance of 434,366 common shares of the Company at $0.20 per share (Refer Note 4).

During the year ended December 31, 2007 a shareholder of the Company advanced $10,000 to the Company. In addition, as at December 31, 2007, $71,250 is owing to the President of the Company for expenses incurred by the President on behalf of the Company. These amounts are unsecured non-interest bearing and without specific repayment terms.

As at December 31, 2006, $325,000 was owing to a separate shareholder for advances made to the Company. During the year, December 31, 2007, this shareholder made further advances to the Company of $1,130,500. In addition, the $65,000 proceeds on disposal of the Peters Ranch Lease (as described in Note 3) were offset against these amounts owing by agreement between this shareholder and the purchaser, as well as the assignment of the $25,000 Railroad Commission bond. As a result, as of December 31, 2007 $1,365,500 was owing which bears interest at 8% per annum and has no specific repayment terms. As of December 31, 2007 total accrued interest was $66,456 (December 31, 2006 - $1,211).

Subsequent to December 31, 2007, the above advances, accrued interest, and further advances from this shareholder that were received in January 2008, for a total of $1,515,214 were assigned to other parties. These amounts were subsequently settled by the Company through the issuance of 7,576,068 shares of the Company's common stock at $0.20 per share (Refer Note 8- "Subsequent Events").


MANAGEMENT FEES
During the year ended December 31, 2007, the Company paid officers and directors $311,250 for management fees (2006 -$311,707).

As part of their compensation agreements the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each receives and is assigned at the time of acquisition up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During the year ended December 31, 2007 the Company recorded related additional compensation to the Executives of $1,739 (2006 - $nil), being the estimated cost of royalty interests earned during the year.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

MANAGEMENT FEES (CONTINUED)
Subsequent to the period the Company converted $71,250 of management fees of the President of the Company through the issuance of 356,250 common shares of the Company at $0.20 per share (Refer to Note 4 and Note 8).

NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of December 31, 2007, and 2006 the Company had net operating loss carry forwards of approximately $2,162,000 and $1,345,177, respectively that may be available to reduce future years' taxable income through 2027. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $2,162,198 and $1,345,177, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:
                                         2007                    2006
                                  ___________________    _____________________
Current:
     Federal                                      --                       --
                                                  --
     State                                                                 --
Deferred:                                         --                       --
                                  ___________________    _____________________
                                                  --                       --
_________

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                          2007                  2006
                                  ___________________    _____________________
Deferred tax assets:
Net operating loss carryforward         $  2,162,198              $ 1,345,177

                                                  --                       --
                                  ___________________    _____________________
      Total deferred tax assets              756,769                  470,812


Less: Valuation Allowance                   (756,769)                (470,812)
                                  ___________________    _____________________
    Net Deferred Tax Assets             $         --            $          --

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $756,769 and $470,812, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.
________________________________________________________________________________

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
________________________________________________________________________________


Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                             2007                   2006
                                       __________________     _________________

Federal statutory tax rate                       (35.0)%               (34.0)%
                                       __________________     _________________
Change in valuation allowance                      35.0%                 35.0%
                                       __________________     _________________

Effective tax rate                                    0%                    0%



NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

OTHER ISSUANCES
On February 13, 2008, the Company issued 7,576,068 shares of common stock at a price of $0.20 per share on settlement of related party advance and related accrued interest totalling $1,515,214. (refer to Note 6)

On March 24, 2008, the Company issued 4,585,616 shares of common stock at a price of $0.20 per share on settlement of related party advances and acquisition of interest in the Boggs well

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

We provided DMCL with a copy of a Current Report on Form 8-K and requested that DMCL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not DMCL agrees with the statements made in the Current Report on Form 8-K with respect to DMCL and, if not, stating the aspects with which they do not agree. We received the requested letter from DMCL wherein they have confirmed their agreement to our disclosures in the Current Report with respect to DMCL. A copy of DMCL's letter was filed as an exhibit to the Current Report.

In connection with our appointment of De Joya Griffith & Company, LLC as our principal registered accounting firm at this time, we have not consulted De Joya Griffith & Company, LLC on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Stephen Jewett and Mr. D. Bruce Horton and. One of the three members of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2007. The audit committee has also discussed with De Joya Griffith & Company, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company, LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 8A(T)

Not applicable.

ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

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

Our directors and executive officers, their ages, positions held are as follows:

NAME                     AGE    POSITION WITH THE COMPANY

Marcus M. Johnson         59    President, Chief  Executive Officer/Principal
                                Executive Officer and a Director and Chairman of the Board

D. Bruce Horton           63    Secretary/Treasurer, Chief Financial Officer,
                                Principal Accounting Officer, Stock Option Plan
                                Administrator and a Director

Thomas A. Markham II      57    Chief Geologist and a Director

Stephen Jewett            69    Director

Erik Essiger              42    Director

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

D. BRUCE HORTON has been one of our directors and our Secretary/Treasurer and Chief Financial Officer and Principal Accounting Officer since August 21, 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is also an officer and director of Geneva Resources, Inc. since May 2006 and an officer and director of Uranium International Corp. since July 2007, which both are publicly traded companies.


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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2007.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2007 and 2006 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

_______________________________________________________________________________________________________________________________
                                                                     NON-EQUITY    NON-QUALIFIED     ALL OTHER
                                                                   INCENTIVE PLAN     DEFERRED     COMPENSATION
                                                                    COMPENSATION    COMPENSATION
NAME AND                                       STOCK                                  EARNINGS
PRINCIPAL                  SALARY    BONUS    AWARDS    OPTION                                                       TOTAL
POSITION          YEAR    ($) (1)     ($)       ($)     AWARDS ($)       ($)            ($)             ($)         ($) (2)
_______________________________________________________________________________________________________________________________
Marcus            2006       -0-      -0-       -0-      412,748                                                    $412,748
Johnson,
President and
CEO               2007    $71,250     -0-       -0-        -0-           ---            ---             ---           71,250
_______________________________________________________________________________________________________________________________

Thomas
Markham, Chief
Geologist         2007   $120,869     -0-       -0-        -0-           ---            ---             ---         $120,869
_______________________________________________________________________________________________________________________________


(1) This amount represents fees paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer and Chief Geologist. During fiscal year ended December 31, 2007, we paid: (i) $71,250 to Marcus Johnson, our Chief Executive Officer; and (ii) $120,000 and an additional $869 in accordance with the 1.5% royalty interest to Thomas Markham, our Chief Geologist. During fiscal year ended December 31, 2006, we also paid certain executive officers the following amounts, which did not exceed $100,000 and, therefore, not required to be disclosed in the Summary Compensation Table: (i) $60,000 and an additional $4,795 in accordance with the 1.5% royalty interest to Thomas Markham, our Chief Geologist; and (ii) $35,000 to Grant Atkins, our previous Chief Financial Officer. Effective March 24, 2008, we also settled an aggregate amount of $71,250 in debt due and owing to Mr. Johnson by the issuance of 356,250 shares of our restricted common stock at $0.20 per share.

(2) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.



STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2007

The following table sets forth information as at December 31, 2007 relating to options that have been granted to the Named Executive Officers:

___________________________________________________________________________________________________________________________________
                                          OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
___________________________________________________________________________________________________________________________________
                                                OPTION AWARDS                                    STOCK AWARDS
                                                                                                                        Equity
                                                                                                                        Incentive
                                                                                                           Equity       Plan
                                                                                                           Incentive    Awards:
                                                                                                           Plan         Market or
                                                                                                           Awards:      Payout
                                             Equity                                              Market    Number of    Value of
                                             Incentive Plan                                      Value of  Unearned     Unearned
                 Number of    Number of      Awards: Number                          Number of   Shares    Shares,      Shares,
                 Securities   Securities     of Securities                           Shares or   or Units  Units or     Units or
                 Underlying   Underlying     Underlying                              Units of    of Stock  Other        Other
                 Unexercised  Unexercised    Unexercised     Option                  Stock That  That      Rights That  Rights That
                 Options      Options        Unearned        Exercise  Option        Have Not    Have Not  Have Not     Have Not
                 Exercisable  Unexercisable  Options         Price     Expiration    Vested      Vested    Vested       Vested
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
___________________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2007 and 2006:


DIRECTOR COMPENSATION TABLE
_____________________________________________________________________________________________________________________________
                                                                             Change in
                                                                             Pension
                                                                             Value and
                      Fees                                Non-Equity         Nonqualified
                      Earned or                           Incentive          Deferred              All
                      Paid in     Stock      Option       Plan               Compensation         Other
                      Cash        Awards     Awards       Compensation       Earnings          Compensation       Total
Name                    ($)        ($)         ($)              ($)              ($)                ($)             ($)
_____________________________________________________________________________________________________________________________
Marcus Johnson,
Chairman                                     (3)
  2006                    -0-       -0-      $412,748           -0-              -0-               -0-          $412,748
  2007                    -0-       -0-          -0-            -0-              -0-               -0-               -0-
_____________________________________________________________________________________________________________________________
Thomas Markham        (1)            -0-        (3)             -0-              -0-               -0-          $477,543
   2006               $64,794        -0-     $412,748           -0-              -0-               -0-               -0-
   2007                   -0-                    -0-
_____________________________________________________________________________________________________________________________
Erik Essinger         (2)             -0-    (3)                -0-              -0-               -0-          $303,492
   2006                97,118         -0-    $206,374           -0-              -0-               -0-               -0-
   2007                   -0-                      -0-
_____________________________________________________________________________________________________________________________
Steve Jewett               -0-      -0-      (3)                -0-              -0-               -0-          $ 41,275
  2006                     -0-      -0-       $41,275           -0-              -0-               -0-               -0-
  2007                                             -0-
_____________________________________________________________________________________________________________________________
D. Bruce Horton           -0-       -0-      (3)                -0-              -0-               -0-          $ 41,275
  2006                    -0-       -0-       $41,275           -0-              -0-               -0-               -0-
  2007                                             -0-
_____________________________________________________________________________________________________________________________

     (1)Thomas  Markham  received  these  fess  as  executive   compensation  in
         connection with his role as our Chief Geologist.

     (2)Erik Essiger received this compensation for services rendered to us in connection with business related consulting and promotional services performed in Europe on our behalf.

     (3)This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.


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

During fiscal year ended December 31, 2007, we paid an aggregate of $120,000 to Mr. Markham in accordance with the monthly fee and an additional $870 in accordance with the amounts earned under the royalty interest

During fiscal year ended December 31, 2006, we paid an aggregate of $60,000 to Mr. Markham in accordance with the monthly fee and an additional $4,795 in accordance with the amounts earned under the royalty interest

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 41,976,589 shares of common stock issued and outstanding.


                                                         AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 BENEFICIAL OWNERSHIP(1)                OWNERSHIP
DIRECTORS AND OFFICERS:

Marcus Johnson                                               3,870,650 (2)                       8.83%
2020 Prospect Way
Bellingham, Washington 98229





D. Bruce Horton                                               387,500 (3)                        0.88%
2443 Alder Street
Vancouver, British Columbia
Canada, V6H 4A4

Thomas Markham                                               1,125,000(4)                        2.57%
8801 Christian Court
Plano, Texas 75025

Erik Essiger                                                   500,000(5)                        1.14%
P.O. Box 37491
Dubai
United Arab Emeriates

Steve Jewett                                                    50,000(6)                        0.11 %
1201-1633 West 8th Avenue
Vancouver, British Columbia
Canada V6J 5H7

All executive officers and directors as a group (5           5,933,150(7)                       13.53%
persons)


*     Less than one percent.
     (1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 41,976,589 shares issued and outstanding. Beneficial ownership amounts reflect the forward stock splits effective May 2006 and August 2006.



     (2) This figure includes: (i) 3,370,650 shares of common stock; and (ii) 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
     (3) This figure includes: (i) 337,500 shares of common stock; and (ii) 50,000 stock options to purchase 50,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
     (4) This figure includes: (i) 625,000 shares of common stock; and (ii) 500,000 stock options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
     (5) This figure includes: (i) 250,000 shares of common stock; and (ii) 250,000 stock options to purchase 250,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
     (6) This figure includes 50,000 stock options to purchase 50,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.
     (7) This figure includes: (i) 4,586,850 shares of common stock; and (ii) 1,350,000 stock options to purchase 1,350,000 shares of our common stock at $1.10 per share expiring on December 15, 2011.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2007.

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

INTERNATIONAL MARKET TREND

On approximately June 1, 2005, we entered into a month-to-month consulting agreement with IMT (the "Consulting Agreement"), whereby IMT performs a wide range of management, administrative, financial and business development services for us. During fiscal year ended December 31, 2007, we incurred consulting fees in the amount of $189,991 to IMT. In additional, IMT advanced us $6,000 during fiscal year ended December 31, 2007. As of December 31, 2007, we owed IMT $56,873, which is unsecured and non-interest bearing and has no definite repayment terms. Effective March 24, 2008, we settled an aggregate of $86,873 with IMT by the issuance of 434,366 shares of our restricted common stock at $0.20 per share.

One of our shareholders is an officer and director of IMT.

LOANS

During fiscal year ended December 31, 2007, one of our shareholder advanced to us $10,000. In addition, as at December 31, 2007 $71,250 is due and owing our President/Chef Executive Officer for expenses incurred by our President/Chief Executive Officer on our behalf. These amounts are unsecured, non-interest bearing and without specific repayment terms.

As at December 31, 2006, $325,000 was due and owing to a separate shareholder for advances to us by such shareholder. During fiscal year ended December 31, 2007, this shareholder made further advances to us of $1,130,500. On approximately April 23, 2007, we entered into the Peters Ranch Agreement, whereby we agreed to sell the property for $65,000. The $65,000 was offset against amounts we owed to this shareholder, as well as the assignment of the $25,000 Rail Road Commission bond. Therefore, as a result, at December 31, 2007, an aggregate of $1,365,500 was due and owing to the shareholder, which bears interest at 8% per annum and has no specific repayment terms. As of December 31, 2007, total accrued interest was $66,456.

On March 24, 2008, the above advances, accrued interest and further advances from this shareholder received in January 2008 for a total of $1,515,214 were assigned to other parties. This amount was subsequently settled by us through the issuance of 7,576,068 shares of our restricted common stock at $0.20 per share. See "Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - Recent Sales of Unregistered Securities."

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

4.4                 Fletcher Lewis Letter (3)

4.5                 Fletcher Lewis Consent dated December 31,
                    2004 (3)

4.6                 American News Publishing Letter dated
                    January 13, 2006 (3)

10.1                Asset Purchase Agreement between Morgan
                    Creek Energy Corp. and Geneva Energy Corp.
                    Dated December 15, 2004 (1)

10.1                Charter of Audit Committee (1)

14                  Code of Business Conduct (1)

16                  Letter of Dale Matheson Carr-Hilton LaBonte LLP
                    Chartered Accountants (4)

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

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2) Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3) Incorporated by reference from Form SB-2/A filed with the Commission on January 13, 2006.

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2007, we incurred approximately $42,142 in fees to our principal independent accountants ($33,142 to Dale Matheson Carr-Hilton Labonte LLP and $9,000 to De Joya Griffth) for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2007 and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During fiscal year ended December 31, 2006, we incurred approximately $48,400 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2007, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MORGAN CREEK ENERGY CORP.


Dated: April 9, 2008                By: /s/ MARCUS M. JOHNSON
                                            _______________________________
                                            Marcus Johnson, President/Chief
                                            Executive Officer


Dated: April 9, 2008                By: /s/ D. BRUCE HORTON
                                            ________________________________
                                            D. Bruce Horton, Treasurer/Chief
                                            Financial Officer