Form 10-Q
period 2008-03-31
MORGAN CREEK ENERGY CORP
filed 2008-05-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______

                           COMMISSION FILE NO. 0-25455

                            MORGAN CREEK ENERGY CORP.
                            _________________________
                 (Name of small business issuer in its charter)

                    NEVADA                                    201777817
                    ______                                    _________
 (State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                          Identification No.)

                5050 QUORUM DRIVE, SUITE 700, DALLAS, TEXAS 75254
                _________________________________________________
                    (Address of principal executive offices)

                                 (214) 321-0603
                                 ______________
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                    Accelerated filer [ ]

Non-accelerated filer [ ]                      Smaller reporting company [X]


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                          Outstanding as of May 6, 2008
Common Stock, $0.001           13,992,197*

*The total issued and outstanding 41,976,591 shares were reduced to 13,992,197 shares in accordance with the reverse stock split of one share for three shares (1:3) effective as of April 22, 2008.

                            MORGAN CREEK ENERGY CORP.

                                    Form 10-Q

Part 1             FINANCIAL INFORMATION

Item 1             FINANCIAL STATEMENTS
                      Balance Sheets                                           2
                      Statements of Operations                                 3
                      Statements of Cash Flows                                 4
                      Notes to Financial Statements                            5

Item 2.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        12

Item 3.            Quantitative and Qualitative Disclosures About Market
                   Risk                                                       18

Item 4.            Controls and Procedures                                    18

Part II.           OTHER INFORMATION

Item 1             Legal Proceedings                                          19

Item 1A            Risk Factors                                               19

Item 2.            Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                   19

Item 3             Defaults Upon Senior Securities                            21

Item 4             Submission of Matters to a Vote of Security Holders        21

Item 5             Other Information                                          21

Item 6             Exhibits                                                   23

PART I

ITEM 1. FINANCIAL STATEMENTS


                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2008
                                   (UNAUDITED)























BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS





                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                                March 31,        December 31,
                                                                                                  2008               2007
________________________________________________________________________________________________________________________________

                                                                                               (unaudited)          (audited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                                     $         14,175   $         16,098
   Prepaid expenses and other                                                                         20,166             17,891
________________________________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                                                  34,341             33,989

OIL AND GAS PROPERTIES, unproven (Note 3)                                                          1,779,700          1,724,102
________________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                $      1,814,041   $      1,758,091

================================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                               $        336,087   $        389,612
     Due to related parties (Note 6)                                                                 271,086          1,570,079
     Drilling advances payable                                                                             -            759,000
________________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                                            607,173          2,718,691
________________________________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT) (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding - 13,992,197 common shares                                                     13,992              9,938
     (December 31, 2007 - 9,938,302)
Additional paid-in-capital                                                                         6,845,183          3,992,240
Deficit accumulated during exploration stage                                                      (5,652,307)        (4,962,778)
________________________________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                               1,206,868           (960,600)
________________________________________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY (DEFICIT)                                         $      1,814,041   $      1,758,091
================================================================================================================================



   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                             Three months
                                                                      Three months ended         ended        October 19, 2004
                                                                          March 31,            March 31,       (inception) to
                                                                             2008                2007          March 31, 2008
________________________________________________________________________________________________________________________________

                                                                          (unaudited)         (unaudited)         (unaudited)

GENERAL AND ADMINISTRATIVE EXPENSES

     Investor relations                                                     $          -       $          -      $     162,074
     Consulting fees                                                             112,845             44,378            741,303
     Management fees - related party                                              60,000             61,739            684,697
     Management fees - stock based compensation                                        -                   -         1,527,170
     Impairment of oil and gas properties (Note 3))                                    -                  -          1,273,410
     Office and general                                                           40,462             26,945            397,206
     Professional fees                                                            51,562             54,602            441,787
________________________________________________________________________________________________________________________________

NET OPERATING LOSS:                                                             (264,869)          (187,664)        (5,227,647)
________________________________________________________________________________________________________________________________

OTHER INCOME (EXPENSE)
     Financing Costs                                                            (424,660)                 -           (424,660)
________________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                                                    (424,660)                 -           (424,660)
________________________________________________________________________________________________________________________________

NET LOSS                                                                    $   (689,529)      $   (187,664)     $  (5,652,307)
================================================================================================================================





BASIC AND DILUTED LOSS PER COMMON SHARE                                     $      (0.06)      $      (0.02)
============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                                          11,776,454          9,938,302
============================================================================================================



   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                October 19, 2004
                                                                                   Three months ended            (inception) to
                                                                                        March 31,                   March 31,
                                                                                    2008               2007            2008
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $  (689,529)        $ (187,664)     $ (5,652,307)
  Adjustments to reconcile net loss to net cash used in operating activities:
     - Stock based compensation                                                           -                  -         1,527,170
     - Impairment of oil and gas properties                                               -                  -         1,273,410
     - Financing costs                                                              424,660                  -           424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Increase in prepaid expenses and other                                        (2,275)                 -           (45,166)
     - Due to/ from related parties                                                  39,344             32,675           268,513
     - Increase (decrease) in accounts payable and accrued liabilities              (53,525)           (81,767)          296,410
__________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                              (281,325)          (236,756)       (1,907,310)
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
    Oil and gas property expenditures                                               (55,598)           (65,790)       (2,738,023)
    Restricted cash deposits                                                              -            (25,000)                -
__________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         (55,598)           (90,790)       (2,738,023)
__________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale of common stock                                                      -                  -         2,125,008
    Drilling Advances                                                                     -                  -           759,000
    Advances from related parties                                                   335,000            327,500         1,775,500
__________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           335,000            327,500         4,659,508
__________________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                         (1,923)               (46)           14,175

CASH, BEGINNING OF PERIOD                                                            16,098              5,824                 -
__________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                             $    14,175         $    5,778      $     14,175
==================================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
    Cash paid for interest                                                      $       -           $        -      $          -
    Cash paid for income taxes                                                  $       -           $        -      $          -
    Common stock issued for acquisition of oil and gas property                 $       -           $        -      $    950,000
    Transfer of bond against settlement of debt                                 $       -           $        -      $     25,000
    Non-cash sale of oil and gas property                                       $       -           $        -      $     65,000
    Common stock issued for settlement of debts (Note 4)                        $ 2,432,337         $        -      $  2,432,337




   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

During the period the Company has begun leasing acreage in New Mexico. To date the Company has acquired approximately 5,400 gross acres.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of March 31, 2008, the Company has an accumulated deficit of $5,652,307 and a working capital deficiency of $572,832. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for financial information and with the instructions to Form 10-Q of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

STOCK-BASED COMPENSATION
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), SHARE-BASED PAYMENT, ("SFAS 123R"). The Company adopted SFAS 123R using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R. The results for the prior periods were not restated.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have any impact on the Company's results of operations or financial position.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

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


NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(A) QUACHITA PROSPECT
The Company leased various properties totalling approximately acres within the Quachita Trend within the state of Texas for a three year term in consideration for $338,353. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1
On June 7, 2007 the Company began drilling its first well on the Quachita Prospect (Boggs #1). During 2007 the Company began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. To date, $1,362,158 has been incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007 the Company had incurred $1,335,781 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008 the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 1,265,000 shares of common stock at $0.63 per share (refer to Note 4).

(B) NEW MEXICO PROSPECT
The Company to date has leased various properties totalling approximately 5,400 net acres within the state of New Mexico for a five year term in consideration for $81,303. The Company has a 100% Working Interest and an 87.5% N.R.I. in the leases.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY/DEFICIT
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization is 100,000,000 common shares with a par value of $0.001 per share.

On April 22, 2008, the directors of the Company approved a special resolution to undertake a reverse split of the common stock of the Company on a basis of 1 new share for 3 old shares. On May 10, 2006, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share. On July 26, 2006, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 2 new shares for 1 old share.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 2:1 forward stock split on May 10, 2006, the 2:1 forward split on August 8, 2006 and the 3:1 reverse stock split on April 22, 2008 have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On December 19, 2006 a founding shareholder of the Company returned 4,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

(B)      PRIVATE PLACEMENTS
On November 26, 2004 the Company issued 2,066,666 shares of common stock at $0.075 per share for proceeds of $155,000.

On December 15, 2004 the Company issued 2,516,667 shares of common stock at $0.075 per share for proceeds of $188,750 and 880,267 shares of common stock at $0.375 per share for proceeds of $330,100.

On March 9, 2005 the Company issued 93,333 shares of common stock at a price of $0.375 per share for proceeds of $35,000.

On October 16, 2006 the Company completed a private placement consisting of 314,702 units at $4.50 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $9.00 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 187,778 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

(C)      OTHER ISSUANCES
On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and accrued interest totalling $1,515,214. The difference between the estimated fair value of the common shares issued at and the amount of debt settled totalling $378,803 was recorded as a finance cost during the period (refer to Note 6).

On March 24, 2008, the Company issued 1,528,538 shares of common stock at a price of $0.63 per share on settlement of related party advances and the acquisition of the interest in the Boggs well totalling $917,123. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totalling $45,857 was recorded as a finance cost during the period (refer to Notes 3 and 6).

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 4 - STOCKHOLDERS' EQUITY/DEFICIT (CONTINUED)
________________________________________________________________________________

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of March 31, 2008 are as follows:


  Exercise price   Weighted average price   Number of warrants to purchase shares      Expiry Date
____________________________________________________________________________________________________
      $9.00                 $9.00                          944,105                  October 16, 2008



The Company's share purchase warrants activity for the period ended March 31, 2008 is summarized as follows:

                                                       Weighted average exercise      Weighted average remaining
                                 Number of Warrants         Price per share         In contractual life (in years)
____________________________________________________________________________________________________________________

Balance, December 31, 2007             314,702                      $   9.00                            0.80
Issued                                       -                             -                               -
Expired                                      -                             -                               -
Exercised                                    -                             -                               -
____________________________________________________________________________________________________________________

Balance, March 31, 2008                314,702                      $   9.00                            0.55
====================================================================================================================

All warrants are exercisable as at March 31, 2008.

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,666,667 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

As approved by the Board of directors, on December 12, 2006, the Company granted 616,667 stock options to certain officers, directors and management of the Company at $3.30 per share. The term of these options are five years. The total fair value of these options at the date of grant was estimated to be $1,527,170 and was recorded as a stock based compensation expense during 2006. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 4.49%; dividend yield of 0% and expected volatility of 187%.

The Company's stock option warrants activity for the period ended March 31, 2008 is summarized as follows:


                                                       Weighted average exercise      Weighted average remaining
                                 Number of Options          Price per share         In contractual life (in years)
____________________________________________________________________________________________________________________

Balance, December 31, 2007             616,667                      $   3.30                            3.95
Granted                                      -                             -                               -
Expired                                      -                             -                               -
Exercised                                    -                             -                               -
____________________________________________________________________________________________________________________

Balance, March 31, 2008                616,667                      $   3.30                            3.70
====================================================================================================================


All options are exercisable as at March 31, 2008.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)
________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended March 31, 2008 the Company incurred consulting fees of $30,000 to IMT (March 31, 2007 - $167,500). On March 24, 2008 the
Company converted $86,873 in consulting fees and advances through the issuance of 144,788 commons shares of the Company at $0.63 per share. (Refer Note 4).

As of March 31, 2008 and December 31, 2007, a shareholder of the Company had advanced $10,000 to the Company. The amount is unsecured non-interest bearing and without specific repayment terms.

As at December 31, 2007, $1,365,500 was owing to a separate shareholder for advances made to the Company. During the period, this shareholder made further advances to the Company of $335,000. On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and related accrued interest totalling $1,515,214 (refer to Note 4). As a result, as of March 31, 2008 $260,000 was owing which bears interest at 8% per annum and has no specific repayment terms. As of March 31, 2008 total accrued interest was $1,086 (December 31, 2007 - $66,456).

MANAGEMENT FEES
During the period ended March 31, 2008, the Company paid officers and directors $60,000 for management fees (March 31, 2007 -$30,000).

During the period the Company converted $71,250 of management fees of the President of the Company through the issuance of 118,750 common shares of the Company at $0.63 per share (Refer to Note 4 ).


NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of March 31, 2008 the Company had net operating loss carry forwards of approximately $2,427,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance Pre-Reverse Stock Split of an aggregate 4,585,616 shares of our restricted common stock at $0.21 per share (pre 3 to 1 reverse split - April 22, 2008) effective as of March 24, 2008. The aggregate 4,585,616 shares of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.21 (pre 3 to 1 reverse split - April 22, 2008) Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor. The shares issued to the funding investors relating to the acquisition of their interest in the Boggs#1 is included in this issuance. The total fair market value of these shares at tune if ussyabce

As described in Note 4, on April 22, 2008, the directors of the Company approved a special resolution to undertake a reverse split of the common stock of the Company on a basis of 1 new share for 3 old shares which resulted in 13,992,196 common shares outstanding immediately following the reverse split. These financial statements have been restated, as applicable, to reflect this reverse split.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

GENERAL

Morgan Creek Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "MCKE:OB". We are engaged in the business of exploration of oil and gas bearing properties in the United States. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol "M6C".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Morgan Creek," refers to Morgan Creek Energy Corp.

RECENT DEVELOPMENTS

APRIL 22, 2008 REVERSE STOCK SPLIT

On April 1, 2008, our Board of Directors pursuant to a board of directors meeting authorized and approved a reverse stock split of one for three of our total issued and outstanding shares of common stock (the "Reverse Stock Split").

The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock

Split, including the increased potential for financing. The intent of the Reverse Stock Split is to increase the marketability of our common stock.

The Reverse Stock Split was effectuated on April 22, 2008 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 41,976,591 to approximately 13,992,197 shares of common stock. The common stock will continue to be $0.001 par value.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 2,365 gross acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $338,000. In addition, we have leased various properties totaling approximately 5,400 net acres within the State of New Mexico for a five-year term in consideration for $81,303 (the "New Mexico Prospect"). We have a 100% working interest and an 87.5% net revenue interest in the leases.

OIL AND GAS PROPERTIES

         QUACHITA PROSPECT

As of the date of this Quarterly Report, we lease approximately 1,971 net acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we previously retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of December 31, 2007, we received approximately $759,000 in funding from the private investors and incurred $1,335,780 in drilling and completion costs on Boggs #1. Accordingly, as of December 31, 2007, $564,892 of investor funding obligation has been recorded as project funding receivable. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is the equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance Post-Reverse Stock Split of 1,265,000 shares of our restricted common stock at $0.63 per share (pre- April 22, 2008 reverse split). See "Part
II. Item 2. Changes in Securities and Use of Proceeds."

         NEW MEXICO PROSPECT

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 5,400 net acres within the State of New Mexico for a five year term in consideration for $81,303. We have a 100% working interest and a 87.5% net revenue interest in the leases comprising the New Mexico Prospect.

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

THREE MONTH PERIOD ENDED MARCH 31, 2008 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2007

Our net loss for the three-month period ended March 31, 2008 was approximately ($689,529) compared to a net loss of ($187,664) during the three-month period ended March 31, 2007 (an increase of $501,865). During the three-month periods ended March 31, 2008 and 2007, we did not generate any revenue.

During the three-month period ended March 31, 2008, we incurred general and administrative expenses of approximately $264,869 compared to $187,664 incurred during the three-month period ended March 31, 2007 (an increase of $77,205). These general and administrative expenses incurred during the three-month period ended March 31, 2008 consisted of: (i) consulting fees of $112,845 (2007:
$44,378); (ii) office and general of $40,462 (2007: $26,945); (iii) professional fees of $51,562 (2007: $54,602); and (iv) management fees - related party of $60,000 (2007: $61,739).

During the three-month periods ended March 31, 2008 and 2007, we did not incur any management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. We also did not record any impairment of oil and gas properties during the three-month periods ended March 31, 2008 and 2007. Thus, general and administrative expenses incurred during the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 increased primarily due to the increase in consulting fees and in office and general expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $264,869 incurred as general and administrative expenses during the three-month period ended March 31, 2008, we incurred consulting expenses of $30,000 payable to International Market Trend, Inc. ("IMT"). In addition, during the three-month period ended March 31, 2008, we settled an aggregate amount of $86,873 for consulting fees and advances due and owing to IMT through the issuance Pre-Reverse Stock Split of 144,788 shares of our restricted common stock. An officer and director of IMT is also one of our shareholders. See "Part
II. Item 2. Changes in Securities and Use of Proceeds."

Of the $264,869 incurred as general and administrative expenses during the three-month period ended March 31, 2008, we incurred management fees of $60,000 payable to our offices and directors. In addition, during the three-month period ended March 31, 2008, we settled an aggregate $71,250 for management fees due and owing to our President, Marcus Johnson, through the issuance Pre-Reverse Stock Split of 118,750 shares of our restricted common stock. See Part II. Item
2. Changes in Securities and Use of Proceeds."

During the period the Company issued shares for debt. The difference between the estimated fair value of the common shares issued at the amount of debt settled totaling $424,660 was recorded as a finance cost during the period.

Our net loss during the three-month period ended March 31, 2008 was ($689,529) or ($0.06) per share compared to a net loss of ($187,664) or ($0.02) per share during the three-month period ended March 31, 2007. The weighted average number of shares outstanding was 11,776,454 for the three-month period ended March 31, 2008 compared to 9,938,302 for the three-month period ended March 31, 2007.


LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED MARCH 31, 2008

As at the three-month period ended March 31, 2008, our current assets were $34,341 and our current liabilities were $607,173, which resulted in a working capital deficiency of ($572,832). As at the three-month period ended March 31, 2008, current assets were comprised of: (i) $14,175 in cash; and (ii) $20,166 in prepaid. As at the three-month period ended March 31, 2008, current liabilities were comprised of: (i) $336,087 in accounts payable and accrued liabilities; and
(ii) $271,086 due to related parties.

As at the three-month period ended March 31, 2008, our total assets were $1,814,041 comprised of: (i) $34,341 in current assets; and (ii) $1,779,700 in unproven oil and gas properties. The increase in total assets during the three-month period ended March 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the increase in valuation of the unproved oil and gas properties.

As at the three-month period ended March 31, 2008, our total liabilities were $607,173 comprised entirely of current liabilities. The decrease in liabilities during the three-month period ended March 31, 2008 from fiscal year ended

December 31, 2007 was primarily due to the settlement of an aggregate $917,123 in current indebtedness (the "Debt Settlement") by the issuance Pre-Reverse Stock Split of an aggregate 4,585,616 shares of our restricted common stock at $0.21 per share (pre 3 to 1 reverse split April 22, 2008) effective as of March 24, 2008. See "Part II. Item 2. Changes in Securities and Use of Proceeds."

Stockholders' deficit increased from ($960,600) for fiscal year ended December 31, 2007 to $1,206,868 for the three-month period ended March 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended March 31, 2008, net cash flows used in operating activities was ($281,325), consisting primarily of a net loss of ($689,529). Net cash flows used in operating activities was adjusted by $39,344 relating to amounts due to related parties, and a decrease of ($53,525) related to accounts payable and accrued liabilities and ($2,275) related to increase in prepaid expenses and $424,660 related to the financing costs. For the three-month period ended March 31, 2007, net cash flows used in operating activities was ($236,756), consisting primarily of a net loss of ($187,664), and adjusted by $32,675 due to related parties and a decrease of ($81,767) related to accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three-month period ended March 31, 2008, net cash flows used in investing activities was ($55,598) consisting of $55,598 for acquisition of oil and gas properties. For the three-month period ended March 31, 2007, net cash flows used in investing activities was ($90,790) consisting of $65,790 for the acquisition of oil and gas properties and $25,000 in restricted stock deposits.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended March 31, 2008, net cash flows provided from financing activities was $335,000 compared to $327,500 for the three-month period ended March 31, 2007. Cash flows from financing activities for the three-month periods ended March 31, 2008 and 2007 consisted of advances from related parties.

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

During the three-month period ended March 31, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. And effective March 24, 2008, we also settled an aggregate $917,123 in debt by the issuance of 4,585,616 shares of our restricted common stock at $0.21 per share (pre 3 to 1 reverse split April 22, 2008). See "Part II. Item 2. Changes in Securities and Use of Proceeds."

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during January 2008, an additional advance was made by this same shareholder to us for an aggregate amount of $1,512,214 due and owing. This amount was assigned by the shareholder to various assignees and settled pursuant to the issuance of 7,576,068 shares of our restricted common stock at $0.25 per share. As a result, as of March 31, 2008, an aggregate $260,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at March 31, 2008, total accrued interest was $1,086. See "Part II.
Item 2. Changes in Securities and Use of Proceeds."

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the US Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

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

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") until his resignation on April 28, 2008, and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Messrs. Johnson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the

Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The audit committee has reviewed and discussed with management our financial statements as of and for the three-month period ended March 31, 2008. The audit committee has also discussed with De Joya Griffith & Company, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company, LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERING

On February 13, 2008, we closed a private placement offering (the "Private Placement Offering"), whereby we issued Pre-Reverse Stock Split an aggregate of 7,576,068 shares of common stock at a deemed settlement and issuance price of $0.25 per share (pre 3 to 1 reverse split April 22, 2008) in settlement of an aggregate $1,515,214 in debt due and owing by us to certain non-U.S. residents.

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

DEBT SETTLEMENT

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance Pre-Reverse Stock Split of an aggregate 4,585,616 shares of our restricted common stock at $0.21 per share (pre 3 to 1 reverse split - April 22, 2008) effective as of March 24, 2008. The aggregate 4,585,616 shares of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.21 (pre 3 to 1 reverse split - April 22, 2008) Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor. The shares issued to the funding investors relating to the acquisition of their interest in the Boggs#1 is included in this issuance.

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

REVERSE STOCK SPLIT

On April 1, 2008, our Board of Directors pursuant to a board of directors meeting authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including the increased potential for financing. The intent of the Reverse Stock Split is to increase the marketability of our common stock. The Reverse Stock Split was effectuated on April 22, 2008 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 41,976,591 to approximately 13,992,197 shares of common stock. The common stock will continue to be $0.001 par value.


STOCK OPTION PLAN

On April 3, 2006, our Board of Directors and our shareholders adopted a stock option plan (the "Stock Option Plan"). A provision in the Stock Option Plan provides that in the event of a change in our corporate or capital structure, the Plan Administrator shall make proportional adjustments in the maximum number and kind of securities that may be subject to options. On April 22, 2008, we effected the Reverse Stock Split, which decreased the number of shares issuable under the Stock Option Plan from 5,000,000 shares to 1,666,666 shares. On April 28, 2008, our Board of Directors approved an amendment to the Stock Option Plan to increase the number of shares issuable under the Stock Option Plan to an aggregate of 5,000,000.

On April 30, 2008, we authorized the grant of 500,000 stock options to David Urquhart in accordance with the terms and provisions of an executive service agreement. The options are exercisable at $1.00 per share for a period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS/ELECTION OF DIRECTORS/ APPOINTMENT OF CERTAIN OFFICERS/COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective on April 30, 2008, our Board of Directors accepted the resignation of Marcus M. Johnson as our President/Chief Executive Officer. Mr. Marcus remains as a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of David Urquhart to act as our President/Chief Executive Officer and as a member of the Board of Directors.

BIOGRAPHY

DAVID URQUHART, PENG. has thirty-five years of operational, engineering, management and executive experience in al facets of the equipment fabrication and hydrocarbon industries. Mr. Urquhart's experience involves production operations, drilling and completion operations, exploration and exploitation operations, plant and facility design and construction, process equipment fabrication, product marketing, project economics, preparation of operating budgets and acquisitions and divestitures. Mr. Urquhart has designed and applied programmable systems technology for business analysis and reporting outcomes for IMB Systems, Microsoft Word, Microsoft Excel, Visio and Lotus Notes. He has also had extensive national and international exposure in business development, facility construction and project management, including marketing and sales in Eastern Europe, the Middle East, the Orient and Africa.

From 1991 to present, Mr. Urquhart is the founder and principal of Westhampton Ltd., a company specializing in project management and market development. Mr. Urquhart provides contract operations expertise and project management services to various companies and organizations seeking to establish themselves in unfamiliar or offshore environments. These assignments often included the delivery of new technologies directed at solving modern day production and process problems. Some of the projects undertaken were delivered through contracts with Cal-Bow Industries, an offshore associate company focused primarily on the oil and gas industry markets of Russia, North Africa and the Middle East.

From 2007 through 2008, Mr. Urquhart contracted with Geneva Resources Inc. pursuant to which he was responsible for due diligence investigation on the potential associated with two large lease blocks controlled by Allied Minerals Ltd. in Plateau State, Nigeria. From 2005 through 2007, Mr. Urquhart contracted with Mart Resources Inc. to provide design and procurements services on for production facilities and pipelines in the three Nigerian joint venture projects being undertaken by Mart. His responsibilitites also included overseeing the day-to-day operations of the company in Nigeria. He was subsequently appointed chief operating officer and elected to the board of directors of Allied Minerals Ltd. From 2003 through 2005, Mr. Urquhart contracted with KC WEllsite Services as the engineering director. He provided drilling programs, casing design, well license applications, rig selection recommendations, site construction advice, third party services selection, cement design, well log interpretation and operations management to company clients. Mr. Urquhart also developed a joint design initiative for an Internet site that would provide historical well drilling graphs and drilling program design formats to the independent oil and gas operators in Western Canada. From 2002 through 2003, Mr. Urquhart contracted with TESCO Corporation to develop a deep-well water drilling joint venture initiative for TESCO in the Sahara Desert Region of Algeria, Tunisia and Libya utilizing the company's unique casing drilling technology. During the same period, he also acted as an advisor to Mohamed Djoua, Director of Drilling for Sanatrach SpA, Algeria's national oil company, in the use of horizontal drilling techniques suited to the optimization of deep sandstone formations.

Prior to founding his own company, Mr. Urquhart served as Vice President, Energy Group for Finex Capital Corporation of Calgary, Alberta.Finex was a Calgary based merchant banking entity owned by First City Trust, and charged with the management of an extensive investment portfolio in both energy and commercial real estate assets.He also served as the senior officer in the establishment of all Finex owned and operated oil and gas service companies, as well as being responsible for providing operational management to all Finex oil and gas production related subsidiary operations.

From the 1960s until 1983, Mr. Urquhart was employed in a variety of successive senior management positions, primarily in charge of drilling and production operations for established petroleum development and production companies. The list of firms includes Petroleum Technologies of Wichita, Kansas (1983 - 1987), Hexagon Gas Limited of Calgary, Alberta (1977 - 1983) and Suncor Inc. of Calgary, Alberta (1968 - 1977).

Mr. Urguhart graduated from Dalhousie University in Haifax, Nova Scotia with a Bachelor of Science majoring in mathematics and minoring in engineering. He also earned a Bachelor of Engineering from Nova Scotia Technical College. Mr. Urguhart is affiliated with the Association of Professional Engineers, Geologists and Geophysicistgs of Alberta, the Canadian Institute of Mining and Metallurgy - Petroleum Society, the American Society of Petroleum Engineers, and the Associationof Drilling Engineers. Mr. Urquhart is also a member of the directors of Mainland Resources Inc., a publicly traded company.

EXECUTIVE SERVICE AGREEMENT

On April 30, 2008, we entered into an executive service agreement with Westhampton Ltd., an Alberta corporation ("Westhampton") and David Urquhart (the "Executive Agreement"). In accordance with the terms and provisions of the Executive Agreement, Mr. Urquhart through Westhampton will provide to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Executive Agreement, we shall pay to Westhampton a monthly fee of $10,000.00 and will grant to Mr. Urquhart 500,000 stock options exercisable at $1.00 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         10.1 Executive Service Agreement dated April 30, 2008 between Morgan Creek Energy Corp., Westhampton Ltd., and David Urquhart. (1)

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

(1) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on May __, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MORGAN CREEK ENERGY CORP.

Dated: May 14, 2008                   By: /s/ DAVID URQUHART
                                      __________________________________________
                                              David Urquhart, President and
                                              Chief Executive Officer


Dated: May 14, 2008                   By: /s/ D. BRUCE HORTON
                                      __________________________________________
                                              D. Bruce Horton, Chief Financial
                                              Officer