Form 10-Q
period 2008-06-30
MORGAN CREEK ENERGY CORP
filed 2008-08-19
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the period ended June 30, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                          Commission File No. 000-52139


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


                                 (214) 722-6490
                           ___________________________
                           (Issuer's telephone number)


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                               Outstanding as of August 15, 2008
Common Stock,  $0.001               14,389,197*

*The total issued and outstanding 41,976,591 shares were reduced to 13,992,196 shares in accordance with the reverse stock split of one share for three shares (1:3) effective as of April 22, 2008.

                            MORGAN CREEK ENERGY CORP.

                                    Form 10-Q

Part 1    FINANCIAL INFORMATION                                               4

Item 1    FINANCIAL STATEMENTS
             Balance Sheets                                                   5
             Statements of Operations                                         6
             Statements of Cash Flows                                         7
             Notes to Financial Statements                                    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.   Controls and Procedures                                            23

Part II.  OTHER INFORMATION                                                  24

Item 1    Legal Proceedings                                                  24

Item 1A   Risk Factors

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3    Defaults Upon Senior Securities                                    26

Item 4    Submission of Matters to a Vote of Security Holders                26

Item 5    Other Information                                                  26

Item 6    Exhibits                                                           28

PART I

ITEM 1. FINANCIAL STATEMENTS

                            MORGAN CREEK ENERGY CORP.

                          INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2008
                                   (Unaudited)










                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2008
                                   (UNAUDITED)













BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                                                          June 30,         December 31,
                                                                            2008               2007
                                                                         (unaudited)        (audited)
_______________________________________________________________________________________________________
                                     ASSETS

CURRENT ASSETS
   Cash                                                                  $    58,491        $    16,098
   Prepaid expenses and other                                                 23,304             17,891
_______________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                          81,795             33,989

OIL AND GAS PROPERTIES, unproven (Note 3)                                  1,826,340          1,724,102
_______________________________________________________________________________________________________

TOTAL ASSETS                                                             $ 1,908,135        $ 1,758,091
=======================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $   244,019        $   389,612
   Due to related parties (Note 6)                                           425,511          1,570,079
   Drilling advances payable                                                       -            759,000
_______________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                    669,530          2,718,691
_______________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY(DEFICIT) (Note 4)
Common stock, 100,000,000 shares authorized with $0.001 par value
Issued and outstanding
   13,992,196 common shares (December 31, 2007 - 9,938,302)                   13,992              9,938
   Additional paid-in-capital                                              7,282,138          3,992,240
   Private placement subscriptions                                           400,000                  -
   Deficit accumulated during exploration stage                           (6,457,525)        (4,962,778)
_______________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       1,238,605           (960,600)
_______________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY (DEFICIT)                      $ 1,908,135        $ 1,758,091
=======================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               October 19,
                                                                                                                  2004
                                                       Three Months Ended            Six Months Ended         (inception)
                                                             June 30                      June 30              to June 30,
                                                       2008           2007          2008          2007            2008
__________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

   Investor relations                              $     33,644   $          -  $     33,644  $          -    $    195,718
   Consulting fees                                       64,937         30,370       177,782        74,748         806,240
   Management fees - related party                       91,500         60,000       151,500       121,739         776,197
   Management fees - stock based compensation           436,955              -       436,955             -       1,964,125
   Impairment of oil and gas properties                       -              -             -             -       1,273,410
   Office and general                                   109,114         58,854       149,957        85,799         506,701
   Professional fees                                     68,687         34,460       120,249        89,062         510,474
__________________________________________________________________________________________________________________________

NET LOSS BEFORE THE FOLLOWING:                         (804,837)      (183,684)   (1,070,087)     (371,348)     (6,032,865)
__________________________________________________________________________________________________________________________

OTHER INCOME (EXPENSE)
   Financing Costs                                            -              -      (424,660)            -        (424,660)
__________________________________________________________________________________________________________________________

TOTAL OTHER INCOME (EXPENSE)                                  -              -      (424,660)            -        (424,660)
__________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                            $   (804,837)  $   (183,684) $ (1,494,747) $   (371,348)   $ (6,457,525)
==========================================================================================================================


BASIC AND DILUTED LOSS PER COMMON SHARE            $      (0.06)  $      (0.01) $      (0.12) $      (0.01)
==========================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC AND DILUTED                 13,992,196      9,938,302    12,676,191     9,938,302
==========================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended              October 19, 2004
                                                                                June 30                    (inception) to
                                                                          2008               2007          June 30, 2008
__________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                            $ (1,494,747)      $   (371,348)      $   (6,457,525)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
   - Stock based compensation                                              436,955                  -            1,964,125
   - Impairment of oil and gas properties                                        -                  -            1,273,410
   - Financing costs                                                       424,660                  -              424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
   - Prepaid expenses and other                                             (5,413)                 -              (48,304)
   - Accrued interest                                                            -             24,852                    -
   - Due to related parties                                                 48,769              5,300              277,938
   - Accounts payable and accrued liabilities                             (145,593)           146,948              204,342
__________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                     (735,369)          (194,248)          (2,361,354)
__________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Oil and gas property expenditures                                      (102,238)          (599,408)          (2,784,663)
   Restricted cash deposits                                                      -            (25,000)                   -
__________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                               (102,238)          (624,408)          (2,784,663)
__________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                      400,000                  -            2,525,008
   Drilling Advances                                                             -            559,000              759,000
   Advances from related parties                                           480,000            348,500            1,920,500
__________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  880,000            907,500            5,204,508
__________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                42,393             88,844               58,491

CASH, BEGINNING OF PERIOD                                                   16,098              5,824                    -
__________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                   $     58,491       $     94,668       $       58,491
==========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
   Cash paid for interest                                             $          -       $          -       $            -
   Cash paid for income taxes                                         $          -       $          -       $            -
   Common stock issued for acquisition of oil and gas property        $          -       $          -       $      950,000
   Transfer of bond against settlement of debt                        $          -       $          -       $       25,000
   Non-cash sale of oil and gas property                              $          -       $          -       $       65,000
   Common stock issued for settlement of debts (Note 4)               $  2,856,997       $          -       $    2,856,997


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in Texas ("Quachita Prospect"). To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

During the period the Company has begun leasing acreage in New Mexico. To date the Company has acquired approximately 7,576 net acres.

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of June 30, 2008, the Company has an accumulated deficit of $6,457,525 and a working capital deficit of $587,735. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for financial information and with the instructions to Form 10-Q of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENT

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing July 1, 2008. Management does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

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

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(a) QUACHITA PROSPECT

The Company leased various properties totaling approximately acres within the Quachita Trend within the state of Texas for a three year term in consideration for $338,343. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1

On June 7, 2007 the Company began drilling its first well on the Quachita Prospect (Boggs #1). During 2007 the Company began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. To date, $1,357,208 has been incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007 the Company had incurred $1,335,781 of costs on Boggs #1 and

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

BOGGS #1 (CONTINUED)

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

(b) NEW MEXICO PROSPECT

The Company to date has leased various properties totaling approximately 7,521 net acres within the state of New Mexico for a five year term in consideration for $132,892. The Company has a 100% Working Interest and an 87.5% N.R.I. in the leases.

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

(b)      PRIVATE PLACEMENTS

On November 26, 2004, the Company issued 2,066,666 shares of common stock at $0.075 per share for proceeds of $155,000.

On December 15, 2004, the Company issued 2,516,667 shares of common stock at $0.075 per share for proceeds of $188,750 and 880,267 shares of common stock at $0.375 per share for proceeds of $330,100.

On March 9, 2005, the Company issued 93,333 shares of common stock at a price of $0.375 per share for proceeds of $35,000.

On October 16, 2006, the Company completed a private placement consisting of 314,702 units at $4.50 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $9.00 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 187,778 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

Subsequent to June 30, 2008, the Company completed a private placement consisting of 930,333 units at $0.75 per unit for total proceeds of $697,750 of which $400,000 had been received as of June 30, 2008. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of 12 months from the date of share issuance.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY/DEFICIT (CONTINUED)
________________________________________________________________________________

(c)      OTHER ISSUANCES

On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and accrued interest totaling $1,515,214. The difference between the estimated fair value of the common shares issued at and the amount of debt settled totaling $378,803 was recorded as a finance cost during the period (refer to Note 6).

On March 24, 2008, the Company issued 1,528,538 shares of common stock at a price of $0.63 per share on settlement of related party advances and the acquisition of the interest in the Boggs well totaling $917,123. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost during the period (refer to Notes 3 and 6).

(d)      SHARE PURCHASE WARRANTS

Details of the Company's share purchase warrants issued and outstanding as of June 30, 2008 are as follows:



  Exercise price     Weighted average price       Number of warrants to purchase shares                 Expiry Date
_____________________________________________________________________________________________________________________

      $9.00                   $9.00                              314,702                             October 16, 2008



The Company's share purchase warrants activity for the period ended June 30, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
______________________________________________________________________________________________________________________________

Balance, December 31, 2007                     314,702                   $   9.00                           0.80
Issued                                               -                          -                              -
Expired                                              -                          -                              -
Exercised                                            -                          -                              -
______________________________________________________________________________________________________________________________

Balance, June 30, 2008                         314,702                   $   9.00                           0.30
==============================================================================================================================

All warrants are exercisable as at June 30, 2008.



NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006 the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,666,667 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee maybe exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008 the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 5,000,000.

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

As approved by the Board of directors, on April 30, 2008, the Company granted 1,250,000 stock options to certain officers, directors and management of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $436,955 and was recorded as a stock based compensation expense during

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.77%; dividend yield of 0% and expected volatility of 210%.

The Company's stock option warrants activity for the period ended June 30, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________

Balance, December 31, 2007                     616,667                   $   3.30                           3.95
Granted                                      1,250,000                       1.00
Expired                                              -                          -                              -
Exercised                                            -                          -                              -
________________________________________________________________________________________________________________________________

Balance, June 30, 2008                       1,866,667                   $   1.76                           7.72
================================================================================================================================

All options are exercisable as at June 30, 2008.


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")

An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended June 30, 2008 the Company incurred consulting fees of $30,000 to IMT (June 30, 2007 - $22,582). On March 24, 2008 the Company converted $86,873 in consulting fees and advances through the issuance of 144,788 commons shares of the Company at $0.63 per share. (Refer Note 4).

On June 13, 2008 the Company repaid, a shareholder of the Company that had advanced $10,000 to the Company. The amount was unsecured non-interest bearing and without specific repayment terms.

As of December 31, 2007, $1,365,500 was owed to a separate shareholder for advances made to the Company. During the period, this shareholder made further advances to the Company of $480,000. On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (refer to Note 4). As a result, as of June 30, 2008 $405,000 was owed which bears interest at 8% per annum and has no specific repayment terms. As of June 30, 2008 total accrued interest was $10,511 (December 31, 2007 - $66,456).

MANAGEMENT FEES

During the period ended June 30, 2008 the Company paid officers and directors $151,500 for management fees (June 30, 2007 -$60,000).

During the period the Company converted $71,250 of management fees owing to the President of the Company through the issuance of 118,750 common shares of the Company at $0.63 per share (Refer to Note 4 ).

NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of June 30, 2008 the Company had net operating loss carry forwards of approximately $2,965,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to June 30, 2008 the Company completed a private placement consisting of 930,333 units at $0.75 per unit for total proceeds of $697,750 of which $400,000 had been received as of June 30, 2008. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of 12 months from the date of share issuance.

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

The Reverse Stock Split was effectuated on April 22, 2008 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 41,976,591 to approximately 13,992,196 shares of common stock. The common stock will continue to be $0.001 par value.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 1,971 net acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $338,000. In addition, we have leased various properties totaling approximately 7,576 net acres within the State of New Mexico for a five-year term in consideration for $132,892 (the "New Mexico Prospect"). We have a 100% working interest and an 87.5% net revenue interest in the leases.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we previously retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of December 31, 2007, we received approximately $759,000 in funding from the private investors and incurred $1,335,780 in drilling and completion costs on Boggs #1. Accordingly, as of December 31, 2007, $564,892 of investor funding obligation has been recorded as project funding receivable. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is the equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance Post-Reverse Stock Split of 1,265,000 shares of our restricted common stock at $0.63 per share (pre-Reverse Stock Split). See "Part II. Item 2. Changes in Securities and Use of Proceeds."

         NEW MEXICO PROSPECT

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $132,892. We have a 100% working interest and a 87.5% net revenue interest in the leases comprising the New Mexico Prospect.

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

SIX MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2007

Our net loss for the six-month period ended June 30, 2008 was approximately ($1,494,747) compared to a net loss of ($371,348) during the six-month period ended June 30, 2007 (an increase of $1,123,399). During the six-month periods ended June 30, 2008 and 2007, we did not generate any revenue.

During the  six-month  period  ended June 30,  2008,  we  incurred  general  and
administrative  expenses  of  approximately   $1,070,087  compared  to  $371,348
incurred during the six-month period ended June 30, 2007 (an increase of $698,739). These general and administrative expenses incurred during the six-month period ended June 30, 2008 consisted of: (i) investor relations of $33,644 (2007: $-0-); (ii) consulting fees of $177,782 (2007: $74,748); (iii)
office and general of $149,957 (2007: $85,799); (iv) professional fees of $120,249 (2007: $89,062); (v) management fees - related party of $151,500 (2007:
$121,739); and (vi) management fees - stock based compensation of $436,955 (2007: $-0-).

During the six-month periods ended June 30, 2008 and 2007, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 increased primarily due to the incurrence of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses increased further due to the increase in investor relations, consulting fees, office and general expenses and professional fees relating to the increase scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $1,070,087 incurred as general and administrative expenses during the six-month period ended June 30, 2008, we incurred consulting expenses of $30,000 payable to International Market Trend, Inc. ("IMT"). In addition, during the six-month period ended June 30, 2008, we settled an aggregate amount of $86,873 in consulting fees and advances due and owing to IMT through the issuance Pre-Reverse Stock Split of 144,788 shares of our restricted common stock. An officer and director of IMT is also one of our shareholders. See "Part II. Item
2. Changes in Securities and Use of Proceeds."

Of the $1,070,087 incurred as general and administrative expenses during the six-month period ended June 30, 2008, we incurred management fees of $151,500 payable to our offices and directors. In addition, during the six-month period ended June 30, 2008, we settled an aggregate $71,250 for management fees due and owing to our President, Marcus Johnson, through the issuance Pre-Reverse Stock Split of 118,750 shares of our restricted common stock. See Part II. Item 2. Changes in Securities and Use of Proceeds."

Financing costs incurred during the six-month period ended June 30, 2008 of $424,660 (2007: $-0-) were recorded as other expense resulting in a net loss of ($1,494,747) Our net loss during the six-month period ended June 30, 2008 was ($1,494,747) or ($0.12) per share compared to a net loss of ($371,348) or ($0.04) per share during the six-month period ended June 30, 2007. The weighted average number of shares outstanding was 12,676,191 for the six-month period ended June 30, 2008 compared to 9,938,302 for the six-month period ended June 30, 2007.

THREE MONTH PERIOD ENDED JUNE 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2007

Our net loss for the three-month period ended June 30, 2008, was approximately ($804,837) compared to a net loss of ($183,684) during the three-month period ended June 30, 2007 (an increase of $621,153). During the three-month periods ended June 30, 2008 and 2007, we did not generate any revenue.

During the three-month period ended June 30, 2008, we incurred general and administrative expenses of approximately $804,837 compared to $183,684 incurred during the three-month period ended June 30, 2007 (an increase of $621,153). These general and administrative expenses incurred during the three-month period ended June 30, 2008 consisted of: (i) investor relations of $33,644 (2007:
$-0-); (ii) consulting fees of $64,937 (2007: $30,370); (iii) office and general of $109,114 (2007: $58,854); (iv) professional fees of $68,687 (2007: $34,460);
(v) management fees - related party of $91,500 (2007: $60,000); and (vi) management fees - stock based compensation of $436,955 (2007: $-0-).

During the three-month periods ended June 30, 2008 and 2007, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 increased primarily due to the incurrence of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses increased further due to the increase in investor relations, consulting fees, office and general expenses and professional fees relating to the increased scope of business operations.

Our net loss during the three-month period ended June 30, 2008 was ($804,837) or ($0.06) per share compared to a net loss of ($183,684) or ($0.02) per share during the three-month period ended June 30, 2007. The weighted average number of shares outstanding was 13,992,196 for the three-month period ended June 30, 2008 compared to 9,938,302 for the three-month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

SIX-MONTH PERIOD ENDED JUNE 30, 2008

As at the six-month period ended June 30, 2008, our current assets were $81,795 and our current liabilities were $669,530, which resulted in a working capital deficiency of ($587,735). As at the six-month period ended June 30, 2008, current assets were comprised of: (i) $58,491 in cash; and (ii) $23,304 in prepaid. As at the six-month period ended June 30, 2008, current liabilities were comprised of: (i) $244,019 in accounts payable and accrued liabilities; and
(ii) $425,511 due to related parties.

As at the six-month period ended June 30, 2008, our total assets were $1,908,135 comprised of: (i) $81,795 in current assets; and (ii) $1,826,340 in unproven oil and gas properties. The increase in total assets during the six-month period ended June 30, 2008 from fiscal year ended December 31, 2007 was primarily due to the increase in valuation of the unproved oil and gas properties.

As at the six-month period ended June 30, 2008, our total liabilities were $669,530 comprised entirely of current liabilities. The decrease in liabilities during the six-month period ended June 30, 2008 from fiscal year ended December 31, 2007 was primarily due to the settlement of an aggregate $917,123 in current indebtedness (the "Debt Settlement") by the issuance Pre-Reverse Stock Split of an aggregate 4,585,616 shares of our restricted common stock at $0.20 per share effective as of March 24, 2008. See "Part II. Item 2.
Changes in Securities and Use of Proceeds."

Stockholders' deficit increased from ($960,600) for fiscal year ended December 31, 2007 to $1,238,605 for the six-month period ended June 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six-month period ended June 30, 2008, net cash flows used in operating activities was ($735,369), consisting primarily of a net loss of ($1,494,747). Net cash flows used in operating activities was adjusted by $436,955 in stock based compensation and $424,660 in financing costs. Net cash flows used in operating activities was further changed by $48,769 relating to amounts due to related parties, decrease of ($145,593) in accounts payable and accrued liabilities, and a decrease of ($5,413) related to increase in prepaid expenses and other. For the six-month period ended June 30, 2007, net cash flows used in operating activities was ($194,248), consisting primarily of a net loss of

($371,348), and adjusted by $24,852 in accrued interest, $146,948 in accounts payable and accrued liabilities and $5,300 due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2008, net cash flows used in investing activities was ($102,238) consisting of $102,238 for acquisition of oil and gas properties. For the six-month period ended June 30, 2007, net cash flows used in investing activities was ($624,408) consisting of $599,408 for the acquisition of oil and gas properties and $25,000 in restricted stock deposits.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six-month period ended June 30, 2008, net cash flows provided from financing activities was $880,000 compared to $907,500 for the six-month period ended June 30, 2007. Cash flows from financing activities for the six-month period ended June 30, 2008 consisted of $400,000 in proceeds on sale and subscriptions of common stock and $480,000 in advances from related parties. Cash flows from financing activities for the six-month period ended June 30, 2007 consisted of $559,000 in drilling advances and $348,500 in advances from related parties.

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

Subsequent to June 30, 2008, we completed a private placement consisting of 930,333 units at the price of $0.75 per unit for total proceeds of $697,750, of which $400,000 had been received as of June 30, 2008. During the six-month period ended June 30, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of

2,525,356 Pre-Reverse Stock Split shares and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. And effective March 24, 2008, we also settled an aggregate $917,123 in debt by the issuance of 4,585,616 Pre-Reverse Stock Split shares of our restricted common stock at $0.21 per share. See "Part II. Item 2. Changes in Securities and Use of Proceeds."

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during January 2008, an additional advance was made by this same shareholder to us for an aggregate amount of $1,894,017 due and owing. This amount was assigned by the shareholder to various assignees and settled pursuant to the issuance of 7,576,068 Pre-Reverse Stock Split shares of our restricted common stock at $0.25 per share. As a result, as of June 30, 2008, an aggregate $405,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at June 30, 2008, total accrued interest was $10,511. See "Part II. Item 2. Changes in Securities and Use of Proceeds."

PURCHASE OF SIGNIFICANT EQUIPMENT

We do intend to purchase surface oil and gas equipment during the next twelve months.

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

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks of for speculative purposes.

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

An evaluation was conducted under the supervision and with the participation of our management, including Marcus Johnson, our Chief Executive Officer ("CEO") until his resignation on April 28, 2008, David Urquhart as our CEO effective April 28, 2008, and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Messrs. Johnson, Urquhart and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Steve Jewett and Mr. D. Bruce Horton. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors.

The audit committee has reviewed and discussed with management our financial statements as of and for the six-month period ended June 30, 2008. The audit committee has also discussed with De Joya Griffith & Company, LLC the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with De Joya Griffith & Company, LLC their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2008 filed with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERINGS

July 2008 Private Placement

Subsequent to June 30, 2008, we completed a private placement offering (the "July 2008 Private Placement Offering"), whereby we issued an aggregate of 930,333 units at $0.75 per unit for proceeds of $697,750, of which $400,000 had been received as of June 30, 2008. Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of twelve months from the date of share issuance. The July 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The July 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the July 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

FEBRUARY 2008 PRIVATE PLACEMENT

On February 13, 2008, we closed a private placement offering (the "February 2008 Private Placement Offering"), whereby we issued Pre-Reverse Stock Split an aggregate of 7,576,068 shares of common stock at a deemed settlement and issuance price of $0.25 per share in settlement of an aggregate $1,894,017 in debt due and owing by us to certain non-U.S. residents. The February 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The February 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the February 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

DEBT SETTLEMENT

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance Pre-Reverse Stock Split of an aggregate 4,585,616 shares of our restricted common stock at $0.21 per share effective as of March 24, 2008. The aggregate 4,585,616 shares of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.21 Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor. The shares issued to the funding investors relating to the acquisition of their interest in the Boggs#1 is included in this issuance.

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

REVERSE STOCK SPLIT

On April 1, 2008, our Board of Directors pursuant to a Board of Directors meeting authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including the increased potential for financing. The intent of the Reverse Stock Split is to increase the marketability of our common stock. The Reverse Stock Split was effectuated on April 22, 2008 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 41,976,591 to approximately 13,992,196 shares of common stock. The common stock will continue to be $0.001 par value.

STOCK OPTION PLAN

On April 3, 2006, our Board of Directors adopted a stock option plan (the "Stock Option Plan"). A provision in the Stock Option Plan provides that in the event of a change in our corporate or capital structure, the Plan Administrator shall make proportional adjustments in the maximum number and kind of securities that may be subject to options. On April 22, 2008, we effected the Reverse Stock Split, which decreased the number of shares issuable under the Stock Option Plan from 5,000,000 shares to 1,666,666 shares. On April 28, 2008, our Board of Directors approved an amendment to the Stock Option Plan to increase the number of shares issuable under the Stock Option Plan to an aggregate of 5,000,000.

On April 30, 2008, we authorized the grant of an aggregate 1,250,000 stock options to certain of our officers, directors and management. The options are exercisable at $1.00 per share for a period of ten years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS/ELECTION OF DIRECTORS/ APPOINTMENT OF CERTAIN OFFICERS/COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective on July 8, 2008, our Board of Directors accepted the resignation of Thomas Markham as a member of the Board of the Company. There were no disagreements or disputes between us or Mr. Markham. Therefore, our Board of Directors remains comprised of David Urquhart, Marcus Johnson, D. Bruce Horton, Stephen Jewett and Erik Essiger.

Effective on April 30, 2008, our Board of Directors accepted the resignation of Marcus M. Johnson as our President/Chief Executive Officer. Mr. Johnson remains as a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of David Urquhart to act as our President/Chief Executive Officer and as a member of the Board of Directors.

BIOGRAPHY

DAVID URQUHART, P. ENG. has thirty-five years of operational, engineering, management and executive experience in all facets of the equipment fabrication and hydrocarbon industries. Mr. Urquhart's experience involves production operations, drilling and completion operations, exploration and exploitation operations, plant and facility design and construction, process equipment fabrication, product marketing, project economics, preparation of operating budgets and acquisitions and divestitures. Mr. Urquhart has designed and applied programmable systems technology for business analysis and reporting outcomes for IMB Systems, Microsoft Word, Microsoft Excel, Visio and Lotus Notes. He has also had extensive national and international exposure in business development, facility construction and project management, including marketing and sales in Eastern Europe, the Middle East, the Orient and Africa.

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

From 2007 through 2008, Mr. Urquhart contracted with Geneva Resources Inc. pursuant to which he was responsible for due diligence investigation on the potential associated with two large lease blocks controlled by Allied Minerals Ltd. in Plateau State, Nigeria. From 2005 through 2007, Mr. Urquhart contracted with Mart Resources Inc. to provide design and procurements services on for production facilities and pipelines in the three Nigerian joint venture projects being undertaken by Mart. His responsibilities also included overseeing the day-to-day operations of the company in Nigeria. He was subsequently appointed chief operating officer and elected to the board of directors of Allied Minerals Ltd. From 2003 through 2005, Mr. Urquhart contracted with KC Wellsite Services as the engineering director. He provided drilling programs, casing design, well license applications, rig selection recommendations, site construction advice, third party services selection, cement design, well log interpretation and operations management to company clients. Mr. Urquhart also developed a joint design initiative for an Internet site that would provide historical well drilling graphs and drilling program design formats to the independent oil and gas operators in Western Canada. From 2002 through 2003, Mr. Urquhart contracted with TESCO Corporation to develop a deep-well water drilling joint venture initiative for TESCO in the Sahara Desert Region of Algeria, Tunisia and Libya utilizing the company's unique casing drilling technology. During the same period, he also acted as an advisor to Mohamed Djoua, Director of Drilling for Sanatrach SpA, Algeria's national oil company, in the use of horizontal drilling techniques suited to the optimization of deep sandstone formations.

Prior to founding his own company, Mr. Urquhart served as Vice President, Energy Group for Finex Capital Corporation of Calgary, Alberta. Finex was a Calgary based merchant banking entity owned by First City Trust, and charged with the management of an extensive investment portfolio in both energy and commercial real estate assets. He also served as the senior officer in the establishment of all Finex owned and operated oil and gas service companies, as well as being responsible for providing operational management to all Finex oil and gas production related subsidiary operations.

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

Mr. Urguhart graduated from Dalhousie University in Haifax, Nova Scotia with a Bachelor of Science majoring in mathematics and minoring in engineering. He also earned a Bachelor of Engineering from Nova Scotia Technical College. Mr. Urguhart is affiliated with the Association of Professional Engineers, Geologists and Geophysicists of Alberta, the Canadian Institute of Mining and Metallurgy - Petroleum Society, the American Society of Petroleum Engineers, and the Association of Drilling Engineers. Mr. Urquhart is also a member of the directors of Mainland Resources Inc., a publicly traded company.

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

(1) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2008.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MORGAN CREEK ENERGY CORP.


Dated: August 18, 2008               By: /s/ DAVID URQUHART
                                         _________________________________
                                             David Urquhart, President and
                                             Chief Executive Officer


Dated: August 18, 2008               By: /s/ D. BRUCE HORTON
                                         _________________________________
                                             D. Bruce Horton
                                             Chief Financial Officer