Form 10KSB/A
period 2007-12-31
MORGAN CREEK ENERGY CORP
filed 2008-10-02
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)

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

March 30, 2007
Vancouver, Canada

                        DE JOYA GRIFFITH & COMPANY, LLC
                        _______________________________
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders of
Morgan Creek Energy Corp.
Henderson, Nevada

We have audited the accompanying balance sheet of Morgan Creek Energy Corp. (An Exploration Stage Company) as of December 31, 2007 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2007 and for the period from inception (October 19, 2004) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. We did not audit the financial statements of Morgan Creek Energy Corp. for the year ended December 31, 2006 and from inception (October 19, 2004) to December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us and our opinion, in so far as it relates to the amounts included in the year ended December 31, 2006 and from inception (October 19, 2004) to December 31, 2006, is based solely on the report of other auditors.

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

In our opinion, based on our audit and the report of other auditors the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy Corp. (An Exploration Stage Company) as of December 31, 2007, and the results of their operations and cash flows for the year then ended and from inception (October 19, 2004) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

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

Subsequent to December 31, 2007, the above advances, accrued interest, and further advances from this shareholder that were received in January 2008, for a total of $1,512,214 were assigned to other parties. These amounts were subsequently settled by the Company through the issuance of 7,576,068 shares of the Company's common stock at $0.20 per share (Refer Note 8- "Subsequent Events").


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

ITEM 8A. CONTROLS AND PROCEDURES

FINANCIAL DISCLOSURE CONTROLS AND PROCEDURES

                                EXPLANATION NOTE

This amendment to the Annual Report on Form 10-KSB of Morgan Creek Energy for the fiscal year ended December 31, 2007, as filed on April 10, 2008 (the "Form 10-KSB"), is being filed with the amended Form 10-KSB/A for the purpose of amending Part I, Item 8A. The remainder of our Form 10-KSB is not reproduced in this amendment, and, except as specifically stated in this amendment, does not reflect events occurring after the filing of the original Form 10-KSB or modify or update the original Form 10-KSB, except to reflect the revisions described below.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer, Marcus Johnson and Chief Financial Officer, D. Bruce Horton as of the end of the fiscal year covered by this Annual Report have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were not effective. In addition to our disclosure and procedures, management is currently enhancing its corporate governance and audit committee team to strengthen the Company's overall internal controls over financial reporting (ICOFR).

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to a change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer as of the end of the fiscal year covered by this Annual Report, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, management concluded that there is a material weakness in our internal control over financial reporting and accordingly our internal control over financial reporting is not effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from a minimal operation with two individuals. To mitigate this material weakness to the fullest extent possible, all financial reports are monitored and reviewed by the President and Chief Executive Officer. All unexpected results are investigated. We are currently in the process of hiring additional accounting consultants to assist in implementing additional procedures for the monitoring and review of work performed by our Chief Financial Officer.

This annual report does not include an attestation report of the Company's registered public accounting firm De Joya Griffith & Company, LLC regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company s internal control over financial reporting.

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


                                    MORGAN CREEK ENERGY CORP.


Dated: September 30, 2008
                                    By: /s/ PETER WILSON
                                            _______________________________
                                            Peter Wilson
                                            President


Dated: September 30, 2008
                                    By: /s/ D. BRUCE HORTON
                                            ________________________________
                                            D. Bruce Horton
                                            Chief Financial Officer