Form 10-Q
period 2008-09-30
MORGAN CREEK ENERGY CORP
filed 2008-11-14
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 2008

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

                                 (214) 722-6490
                                 ______________
                           (Issuer's telephone number)

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                               Outstanding as of  November 11, 2008
Common Stock, $0.001                14,389,197

                            MORGAN CREEK ENERGY CORP.

                                    Form 10-Q

Part 1.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS
                Balance Sheets                                                 2
                Statements of Operations                                       3
                Statements of Cash Flows                                       4
                Notes to Financial Statements                                  5

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            13

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk                                                           20

Item 4.      Controls and Procedures                                          20

Part II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                21

Item 1A.     Risk Factors                                                     21

Item 2.      Unregistered Sales of Equity Securities and Use of
               Proceeds                                                       22

Item 3.      Defaults Upon Senior Securities                                  23

Item 4.      Submission of Matters to a Vote of Security Holders              23

Item 5.      Other Information                                                23

Item 6.      Exhibits                                                         26

PART I

ITEM 1. FINANCIAL STATEMENTS

                             MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2008
                                   (UNAUDITED)



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                                              September 30,      December 31,
                                                                                                  2008               2007
_________________________________________________________________________________________________________________________________

                                                                                               (unaudited)         (audited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                         $     54,294       $     16,098
     Other current assets                                                                             23,304             17,891
_________________________________________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                                                  77,598             33,989

OIL AND GAS PROPERTIES, unproven (Note 3)                                                          1,806,330          1,724,102
_________________________________________________________________________________________________________________________________

TOTAL ASSETS                                                                                    $  1,883,928       $  1,758,091
=================================================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                 $      146,538        $   389,612
     Due to related parties (Note 6)                                                                 255,073          1,570,079
     Drilling advances payable                                                                             -            759,000
_________________________________________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                                            401,611          2,718,691
_________________________________________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY(DEFICIT) (Note 4)
Common stock, 33,333,333 shares authorized with $0.001 par value
 Issued and outstanding
     14,389,196 common shares (December 31, 2007 - 9,938,302)                                         14,389              9,938
     Additional paid-in-capital                                                                    7,569,074          3,992,240
     Private placement subscriptions                                                                 609,755                  -
   Deficit accumulated during exploration stage                                                   (6,710,901)        (4,962,778)
_________________________________________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                               1,482,317           (960,600)
_________________________________________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY (DEFICIT)                                             $  1,883,928       $  1,758,091
=================================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                   October 19,
                                                                                                                      2004
                                                          Three Months Ended            Nine Months Ended        (inception) to
                                                             September 30                  September 30           September 30,
                                                         2008           2007           2008           2007            2008
_________________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

     Investor relations                              $          -   $          -    $    33,644   $          -   $      195,718
     Consulting fees                                       35,219         37,075        213,001        111,823          841,459
     Management fees - related party                       70,500        106,250        222,000        227,989          846,697
     Management fees - stock based compensation                 -              -        436,955              -        1,964,125
     Impairment of oil and gas properties                       -              -              -              -        1,273,410
   Office and general                                      80,428         41,478        230,385        127,277          587,129
   Professional fees                                       67,229         31,174        187,478        120,236          577,703
_________________________________________________________________________________________________________________________________

NET LOSS BEFORE THE FOLLOWING:                           (253,376)      (215,977)    (1,323,463)      (587,325)      (6,286,241)
_________________________________________________________________________________________________________________________________

OTHER (EXPENSE)
     Financing Costs                                            -               -      (424,660)             -         (424,660)
_________________________________________________________________________________________________________________________________

TOTAL OTHER (EXPENSE)                                           -               -      (424,660)             -         (424,660)
_________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                              $   (253,376)  $   (215,977)   $(1,748,123)  $   (587,325)  $   (6,710,901)
=================================================================================================================================




BASIC AND DILUTED
     LOSS PER COMMON SHARE                           $      (0.02)  $      (0.03)   $     (0.13)  $     (0.06)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
     -BASIC AND DILUTED                                14,376,250      9,938,302     13,400,059      9,938,302
==============================================================================================================



   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   October 19,
                                                                                                                      2004
                                                                                      Nine Months Ended          (inception) to
                                                                                        September 30              September 30,
                                                                                    2008             2007              2008
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $  (1,748,123)    $   (587,325)    $ (6,710,901)

  Adjustments to reconcile net loss to net cash used in operating activities:
     - Stock based compensation                                                     436,955                -        1,964,125
     - Impairment of oil and gas properties                                               -                -        1,273,410
     - Financing costs                                                              424,660                -          424,660
     - Interest expense related to due to related party                              52,359                -           52,359
CHANGES IN OPERATING ASSETS AND LIABILITIES
     - Prepaid expenses and other                                                    (5,413)               -          (48,304)
     - Due to related parties accrued                                                10,972          111,990          240,141
     - Accounts payable and accrued liabilities                                    (243,074)         283,395          106,861
_________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                            (1,071,664)        (191,940)      (2,697,649)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Oil and gas property expenditures                                                 (82,228)      (1,315,645)      (2,764,653)
   Restricted cash deposits                                                               -          (25,000)               -
_________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                         (82,228)      (1,340,645)      (2,764,653)
_________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on sale and subscriptions of common stock                              897,088                -        3,022,096
    Drilling Advances                                                                     -          759,000          759,000
    Advances from related parties-net                                               295,000          798,500        1,735,500
_________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         1,192,088        1,557,500        5,516,596
_________________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                                         38,196           24,915           54,294

CASH, BEGINNING OF PERIOD                                                            16,098            5,824                -
_________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                           $      54,294     $     30,739     $     54,294
=================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                   $           -     $          -     $          -
     Cash paid for income taxes                                               $           -     $          -     $          -
     Common stock issued for acquisition of oil and gas property              $           -     $          -     $    950,000
     Transfer of bond against settlement of debt                              $           -     $          -     $     25,000
     Non-cash sale of oil and gas property                                    $           -     $          -     $     65,000
     Common stock issued for settlement of debts (Note 4)                     $   2,856,997     $          -     $  2,856,997




   The accompanying notes are an integral part of these financial statements.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

During the period the Company has begun leasing acreage in New Mexico. To date the Company has acquired approximately 7,576 net acres. Subsequent to the period ending September 30, 2008, the Company has an option to acquire approximately an additional 7,763 net acres in New Mexico.

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of September 30, 2008, the Company has an accumulated deficit of $6,710,901 and a working capital deficit of $324,013. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2008 the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


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

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(A) QUACHITA PROSPECT
The Company leased various properties totalling approximately 7,576 net acres within the Quachita Trend within the state of Texas for a three year term in consideration for $338,343. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1
On June 7, 2007,  the  Company  began  drilling  its first well on the  Quachita
Prospect (Boggs #1). During 2007 the Company began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. To date, $1,357,208 has been incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,781 of costs on Boggs #1 and

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES   (CONTINUED)
________________________________________________________________________________

BOGGS #1 (CONTINUED)
had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 1,265,000 shares of common stock at $0.63 per share (refer to Note
4).

(B) NEW MEXICO PROSPECT
The Company to date has leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883. The Company has a 100% Working Interest and an 87.5% N.R.I. in the leases.

Subsequent to the period on October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately 7,763 net acres of property within the State of New Mexico for a five year term in consideration for $388,150. The Company optioned to acquire a 100% working interest in approximately 7,763 net acres; consisting of a 78.5% N.R.I. in the leases in approximately 2,017 net acres and a 81.5% N.R.I. in the leases in approximately 5,745 net acres. Under the terms of the agreement the Company has until November 21, 2008 to complete the transactions.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)
________________________________________________________________________________

(A)      SHARE CAPITAL
The Company's capitalization is 33,333,333 common shares with a par value of $0.001 per share.

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

On December 19, 2006, a founding shareholder of the Company returned 4,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

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

On October 16, 2006, the Company completed a private placement consisting of 314,702 units at $4.50 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $9.00 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 187,778 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(B)      PRIVATE PLACEMENTS (CONTINUED)
in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

During the period ending September 30, 2008, the Company received subscriptions towards a private placement consisting of 1,224,000 units at $0.75 per unit for total proceeds of $918,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of 12 months from the date of share issuance. As of September 30, 2008, 397,000 of the units had been issued for total proceeds of $297,750 and $620,250 was recorded as subscriptions received. A finders fee of 3.5% ($20,912) was paid on $597,500 of the private placement proceeds received.

(C)      OTHER ISSUANCES
On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and accrued interest totaling $1,515,214. The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost during the period (refer to Note 6).

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

(D)      SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of September 30, 2008 are as follows:


  Exercise price     Weighted average price       Number of warrants to purchase shares                 Expiry Date
_______________________________________________________________________________________________________________________________
      $9.00                   $9.00                              314,702                             October 16, 2008
       1.50                   1.50                               397,000                               June 27, 2009


The Company's share purchase warrants activity for the period ended September 30, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
_______________________________________________________________________________________________________________________________

Balance, December 31, 2007                     314,702                        $   9.00                              0.80
Issued                                         397,000                            1.50                                 -
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
_______________________________________________________________________________________________________________________________

Balance, September 30, 2008                    711,702                        $   4.82                              0.43
===============================================================================================================================


All warrants are exercisable as at September 30, 2008.

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,666,667 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008, the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 5,000,000.

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

As approved by the Board of Directors on April 30, 2008, the Company granted 1,250,000 stock options to certain officers, directors and management of the Company at $1.00 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $436,955 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.77%; dividend yield of 0% and expected volatility of 210%.

The Company's stock option warrants activity for the period ended September 30, 2008 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Options            Price per share           In contractual life (in years)
________________________________________________________________________________________________________________________________
Balance, December 31, 2007                     616,667                        $   3.30                              3.95
Granted                                      1,250,000                            1.00
Expired                                              -                               -                                 -
Exercised                                            -                               -                                 -
________________________________________________________________________________________________________________________________

Balance, September 30, 2008                  1,866,667                        $   1.76                              7.47
================================================================================================================================


All options are exercisable as at September 30, 2008.


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")
An officer and director of IMT, a private company, is a shareholder of the Company. During the period ended September 30, 2008, the Company incurred consulting fees of $30,000 to IMT (September 30, 2007 - $90,000). On March 24, 2008, the Company converted $86,873 in consulting fees and advances through the issuance of 144,788 commons shares of the Company at $0.63 per share. (Refer
Note 4).

On June 13, 2008, the Company repaid a shareholder of the Company that had advanced $10,000 to the Company. The amount was unsecured, non-interest bearing and without specific repayment terms.

As of December 31, 2007, $1,365,500 was owed to a separate shareholder for advances made to the Company. During the period, this shareholder made further advances to the Company of $805,000. On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (refer to Note 4). During the period ended September 30, 2008, $500,000 was repaid to the shareholder. As a result, as of September 30, 2008, $230,000 was owed which bears interest at 8% per annum and has no specific repayment terms. As of September 30, 2008, total accrued interest was $14,102 (December 31, 2007 - $66,456).

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS (CONTINUED)
________________________________________________________________________________

MANAGEMENT FEES
During the period ended September 30, 2008, the Company paid officers and directors $222,000 for management fees (September 30, 2007 -$227,989). As of September 30, 2008 total amount owing in management fees was $10,971.

During the period the Company converted $71,250 of management fees owing to the President of the Company through the issuance of 118,750 common shares of the Company at $0.63 per share (Refer to Note 4 ).


NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of September 30, 2008, the Company had net operating loss carry forwards of approximately $3,048,000 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to the period on October 23, 2008, the Company completed the issuance of 827,000 units of the 1,224,000 original private placement subscriptions dated September 30, 2008, were issued for total proceeds of $620,250.

Subsequent to the period on October 31, 2008, the Company entered into an agreement to acquired from Westrock Land Corp. approximately 7,763 net acres of property within the State of New Mexico for a five year term in consideration for $388,150. The Company has a 100% working interest in approximately 7,763 net acres; consisting of a 78.5% N.R.I. in the leases in approximately 2,017 net acres and a 81.5% N.R.I. in the leases in approximately 5,746 net acres. Under the terms of the agreement the Company has until November 21, 2008 to complete the transactions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Morgan Creek Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol "MCRE:OB" (currently under the symbol"MCKE:OB"). We are engaged in the business of exploration of oil and gas bearing properties in the United States. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol "M6C".

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 1,971 net acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $338,000. In addition, we have leased various properties totaling approximately 7,576 net acres within the State of New Mexico for a five-year term in consideration for $112,883 (the "New Mexico Prospect"). We have a 100% working interest and an 87.5% net revenue interest in the leases.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we previously retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of September 30, 2008 and December 31, 2007, we incurred $1,357,208 and $1,335,780 respectively, in drilling and completion costs. As of December 31, 2007 we had received a total of $759,000 in funding from the private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance of 3,795,000 shares (Post-Reverse Stock Split) of our restricted common stock at $0.21 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $37,950 was recorded as a finance cost. See "Part II. Item 2.
Changes in Securities and Use of Proceeds."

         NEW MEXICO PROSPECT

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $112,883. We have a 100% working interest and a 87.5% net revenue interest in the leases comprising the New Mexico Prospect.

         WESTROCK LAND CORP. OPTION AGREEMENT

Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp, a private Texas corporation ("Westrock"). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres with a net revenue interest of 81.5% pertaining to 5,745 of the net acres and a 78.5% net revenue interest pertaining to 2,017 net acres (the "Leases"); (b) Westrock has an option until June 23, 2009 to exercise a five year lease at $100 per net acres for acquisition on the 2,017 net acres; (iii) we desire to acquire a 100% working interest in the Leases at $50.00 per net acres for a total purchase price of approximately $388,150; and (iv) we have until November 21, 2008 to complete our due diligence (the "Option Period").

It is anticipated that in the event the due diligence is completed satisfactory to us, the effective date of conveyance of the working interest in the Leases to us will occur on approximately November 21, 2008.

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Our net loss for the nine month period ended September 30, 2008 was ($1,748,123) compared to a net loss of ($587,325) during the nine month period ended September 30, 2007 (an increase of $1,160,798). During the nine month periods ended September 30, 2008 and 2007, we did not generate any revenue.

During the nine month period ended September 30, 2008, we incurred general and administrative expenses of approximately $1,323,463 compared to $587,325 incurred during the nine month period ended September 30, 2007 (an increase of $736,138). These general and administrative expenses incurred during the nine month period ended September 30, 2008 consisted of: (i) investor relations of $33,644 (2007: $-0-); (ii) consulting fees of $213,001 (2007: $111,823); (iii)
office and general of $230,385 (2007: $127,277); (iv) professional fees of $187,478 (2007: $120,236); (v) management fees - related party of $222,000
(2007: $227,989); and (vi) management fees - stock based compensation of $436,955 (2007: $-0-).

During the nine month periods ended September 30, 2008 and 2007, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 increased primarily due to the incurrence of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses increased further due to the increase in investor relations, consulting fees, office and general expenses and professional fees relating to the increased scope of business operations.
General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $1,323,463 incurred as general and administrative expenses during the nine month period ended September 30, 2008, we incurred consulting expenses of $30,000 payable to International Market Trend, Inc. ("IMT"). In addition, on March 24, 2008, we settled an aggregate amount of $86,873 in consulting fees and advances due and owing to IMT through the issuance of 434,366 shares (Post-Reverse Stock Split) of our restricted common stock. An officer and director of IMT is also one of our shareholders. See "Part II. Item 2.
Changes in Securities and Use of Proceeds."

Of the $1,323,463 incurred as general and administrative expenses during the nine month period ended September 30, 2008, we incurred management fees of $222,000 payable to our officers and directors. In addition, during the nine month period ended September 30, 2008, we settled an aggregate $71,250 for management fees due and owing to our former President, Marcus Johnson, through the issuance of 356,250 shares (Post-Reverse Stock Split) of our restricted common stock. See Part II. Item 2. Changes in Securities and Use of Proceeds."

Financing costs incurred during the nine month period ended September 30, 2008 of $424,660 (2007: $-0-) were recorded as other expense resulting in a net loss of ($1,748,123). Our net loss during the nine month period ended September 30, 2008 was ($1,748,123) or ($0.13) per share compared to a net loss of ($587,325) or ($0.06) per share during the nine month period ended September 30, 2007. The weighted average number of shares outstanding was 13,400,059 for the nine month period ended September 30, 2008 compared to 9,938,302 for the nine month period ended September 30, 2007.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

Our net loss for the three month period ended September 30, 2008 was ($253,376) compared to a net loss of ($215,977) during the three month period ended September 30, 2007 (an increase of $37,399). During the three month periods ended September 30, 2008 and 2007, we did not generate any revenue.

During the three month period ended September 30, 2008, we incurred general and administrative expenses of approximately $253,376 compared to $215,977 incurred during the three month period ended September 30, 2007 (an increase of $37,399).

These general and administrative expenses incurred during the three month period ended September 30, 2008 consisted of: (i) consulting fees of $35,219 (2007:
$37,075); (ii) office and general of $80,428 (2007: $41,478); (iii) professional fees of $67,229 (2007: $31,174); and (iv) management fees - related party of $70,500 (2007: $106,250).

During the three month period ended September 30, 2008 and 2007, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007 increased primarily due to the increase in office and general expenses and professional fees relating to the increased scope of business operations.

Our net loss during the three month period ended September 30, 2008 was ($253,376) or ($0.02) per share compared to a net loss of ($215,977) or ($0.03)
per share during the three month period ended September 30, 2007. The weighted average number of shares outstanding was 14,376,250 for the three month period ended September 30, 2008 compared to 9,938,302 for the three month period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

AS AT SEPTEMBER 30, 2008

As at September 30, 2008, our current assets were $77,598 and our current liabilities were $401,611, which resulted in a working capital deficiency of ($324,013). As at September 30, 2008, current assets were comprised of: (i) $54,294 in cash; and (ii) $23,304 in other current assets. As at September 30, 2008, current liabilities were comprised of: (i) $146,538 in accounts payable and accrued liabilities; and (ii) $255,073 due to related parties.

As at September 30, 2008, our total assets were $1,883,928 comprised of: (i) $77,598 in current assets; and (ii) $1,806,330 in unproven oil and gas properties. The increase in total assets during the nine month period ended September 30, 2008 from fiscal year ended December 31, 2007 was primarily due to the increase in valuation of the unproved oil and gas properties.

As at September 30, 2008, our total liabilities were $401,611 comprised entirely of current liabilities. The decrease in liabilities during the nine month period ended September 30, 2008 from fiscal year ended December 31, 2007 was primarily due to the settlement of an aggregate $917,123 in current indebtedness (the "Debt Settlement") by the issuance of an aggregate 4,585,616 shares (Post-Reverse Stock Split) of our restricted common stock at $0.21 per share effective as of March 24, 2008. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $45,856 was included on the recorded finance costs. See "Part II. Item 2. Changes in Securities and Use of Proceeds."

Stockholders' deficit increased from ($960,600) for fiscal year ended December 31, 2007 to $1,482,317 for the nine month period ended September 30, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2008, net cash flows used in operating activities was ($1,071,664), consisting primarily of a net loss of ($1,748,123). Net cash flows used in operating activities was adjusted by $436,955 in stock based compensation and $424,660 in financing costs and $52,359 in interest expense due to related party. Net cash flows used in operating activities was further changed by $10,972 relating to an accrual due to related parties, ($243,074) in accounts payable and accrued liabilities, and a decrease of ($5,413) related to increase in prepaid expenses and other. For the nine month period ended September 30, 2007, net cash flows used in operating activities was ($191,940), consisting primarily of a net loss of ($587,325), and adjusted by $283,395 in accounts payable and accrued liabilities and $111,990 due to related parties.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended September 30, 2008, net cash flows used in investing activities was ($82,228) consisting of $82,228 for acquisition of oil and gas properties. For the nine month period ended September 30, 2007, net cash flows used in investing activities was ($1,340,645) consisting of $1,315,645 for the acquisition of oil and gas properties and $25,000 in restricted stock deposits.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2008, net cash flows provided from financing activities was $1,192,088 compared to $1,557,500 for the nine month period ended September 30, 2007. Cash flows from financing activities for the nine month period ended September 30, 2008 consisted of $897,088 in proceeds on sale and subscriptions of common stock and a net total of $295,000 in advances from related parties. Cash flows from financing activities for the nine month period ended September 30, 2007 consisted of $759,000 in drilling advances and $798,500 in advances from related parties.

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

During the period ended September 30, 2008, we completed a private placement consisting of 1,224,000 units at the price of $0.75 per unit for total proceeds of $918,000. During the nine month period ended September 30, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 7,576,068 shares (Post-Reverse Stock Split) and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. Effective March 24, 2008, we also settled an aggregate $917,123 in debt by the issuance of 4,585,616 shares (Post-Reverse Stock Split) of our restricted common stock at $0.21 per share. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost.
See "Part II. Item 2. Changes in Securities and Use of Proceeds."

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during January 2008, an additional advance was made by this same shareholder to us for an aggregate amount of $1,515,214 due and owing. This amount was assigned by the shareholder to various assignees and settled pursuant to the issuance of 7,576,068 shares (Post-Reverse Stock Split) of our restricted common stock at $0.25 per share. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost. During the nine month period ended September 30, 2008, $500,000 was repaid to the shareholder. As a result, as at September 30, 2008, an aggregate $230,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at September 30, 2008, total accrued interest was $14,102. See "Part II. Item 2. Changes in Securities and Use of Proceeds."

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

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollar, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

An evaluation was conducted under the supervision and with the participation of our management, including David Urquhart as our CEO until his resignation effective August 8, 2008, Peter Wilson, as our CEO effective as of September 29, 2008, and D. Bruce Horton, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Wilson and Horton concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2008 filed with the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

PRIVATE PLACEMENT OFFERINGS

SEPTEMBER 2008 PRIVATE PLACEMENT

During the nine month period ended September 30, 2008, we completed a private placement offering (the "September 2008 Private Placement Offering"), whereby we issued an aggregate of 1,224,000 units at $0.75 per unit for proceeds of $918,000, of which $297,750 have been issued as of September 30, 2008. Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of twelve months from the date of share issuance. The September 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The September 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the September 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

FEBRUARY 2008 PRIVATE PLACEMENT

On February 13, 2008, we closed a private placement offering (the "February 2008 Private Placement Offering"), whereby we issued an aggregate of 7,576,068 shares (Post-Reverse Stock Split) of common stock at a deemed settlement and issuance price of $0.25 per share in settlement of an aggregate $1,515,214 in debt due and owing by us to certain non-U.S. residents.(The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost). The February 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The February 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the February 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

DEBT SETTLEMENT

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance of an aggregate 4,585,616 shares (Post-Reverse Stock Split) of our restricted common stock at $0.21 per share effective as of March 24, 2008. (The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost). The aggregate 4,585,616 shares of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.20 Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor. The shares issued to the funding investors relating to the acquisition of their interest in the Boggs#1 is included in this issuance.

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

REVERSE STOCK SPLIT

On April 1, 2008, our Board of Directors pursuant to a Board of Directors meeting authorized and approved the Reverse Stock Split. The Reverse Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Reverse Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Reverse Stock Split, including the increased potential for financing. The intent of the Reverse Stock Split is to increase the marketability of our common stock. The Reverse Stock Split was effectuated on April 22, 2008 upon filing the appropriate documentation with NASDAQ. The Reverse Stock Split decreased our total issued and outstanding shares of common stock from 41,976,589 to approximately 13,992,196 shares of common stock. The common stock will continue to be $0.001 par value.

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

RESIGNATION OF DIRECTOR

Effective on July 8, 2008, our Board of Directors accepted the resignation of Thomas Markham as a member of the Board of the Company. There were no disagreements or disputes between us or Mr. Markham.

RESIGNATION OF CEO/APPOINTMENT OF CEO

Effective on April 30, 2008, our Board of Directors accepted the resignation of Marcus M. Johnson as our President/Chief Executive Officer. Mr. Marcus Johnson remains as a member of our Board of Directors. On the same date, the Board of Directors accepted the consent of David Urquhart to act as our President/Chief Executive Officer and as a member of the Board of Directors.

EXECUTIVE SERVICE AGREEMENT

On April 30, 2008, we entered into an executive service agreement with Westhampton Ltd., an Alberta corporation ("Westhampton") and David Urquhart (the "Executive Agreement"). In accordance with the terms and provisions of the Executive Agreement, Mr. Urquhart through Westhampton provided to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Executive Agreement, we shall pay Westhampton a monthly fee of $10,000 and grant to Mr. Urquhart 500,000 stock options exercisable at $1.00 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice.

RESIGNATION OF CEO/APPOINTMENT OF CEO

Effective on August 8, 2008, our Board of Directors accepted the resignation of David Urquhart as the President/Chief Executive Officer and our director. We received notice of Mr. Urquhart's resignation approximately September 19, 2008. The resignation of Mr. Urquhart is not a result of any disagreement between us or Mr. Urquhart pertaining to matters relating to our operations, policies or practices. The Executive Agreement was terminated effective as of August 8, 2008.

Effective on September 29, 2008, our Board of Directors accepted the consent of Peter Wilson as the President/Chief Executive Officer and our director. In accordance with a written consent of resolutions of our Board of Directors signed by the members of the Board of Directors of the Company, Mr. Wilson was duly appointed as our President/Chief Executive Officer and a member of our Board of Directors.

BIOGRAPHY

PETER WILSON. During the past fifteen years, Mr. Wilson has been involved in the senior level management of public companies. His experience spans a wide range of project development and contract negotiations within the mining, energy and real estate industries. Mr. Wilson has focused on the creation and implementation of market strategies, contract negotiations and financing options for maximum return on investments. His business experience includes diverse international assignments in the United Kingdom, Canada, the United States, Switzerland and Norway. Mr. Wilson has worked extensively with overseas investor groups and within the E&P market in Louisiana and Texas.

From approximately 2007 through current date, Mr. Wilson is the President of Hana Mining Ltd., a publicly listed exploration company seeking to develop a copper-silver project in Botswana, Africa. During approximately 2005 to 2006, Mr. Wilson served as the President and Chief Executive Officer of Sun Oil and Gas Corp. During approximately 1997 to 2005, Mr. Wilson was a Director and the Vice President of International Operations for Petroreal Oil Corp., a small oil producer engaged in energy asset purchases aggregating more than $130,000,000. During approximately 1993 to 1999, Mr. Wilson was the Vice President of Samoth Equity Corporation (now Sterling Center Corp.), where he began his involvement with capital markets and finance. Samoth Equity Corporation gained prominence through the 1990s and grew to a $150,000,000 TSX-listed real estate merchant banking organization involved in lending throughout the southwestern United States and Canada.

Mr. Wilson continues to serve as an advisor to several public and private Houston-based E&P companies, and serves as a Director of Offset Energy Corporation operating in the GOM and Houston, Texas.

APPOINTMENT OF DIRECTOR

Effective on September 29, 2008, our Board of Directors accepted the consent of Angelo Viard as one of our Directors. In accordance with a written consent of resolutions of our Board of Directors signed by the members of our Board of Directors, Mr. Viard was duly appointed as a member of our Board of Directors. Therefore, as of the date of this Quarterly Report, our Board of Directors is comprised of the following individuals: Marcus Johnson, D. Bruce Horton, Stephen Jewett, Erik Essiger, Peter Wilson and Angelo Viard.

BIOGRAPHY ANGELO VIARD.

During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the President/Chief Executive Officer of Viard Consulting Services. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing, coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the Chief Executive Officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc., where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager BancBoston Robertson Stephens & Co. where he was a senior system engineer and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

         10.1 Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated October 31, 2008. (1)

         10.2 Executive Service Agreement dated April 30, 2008 between Morgan Creek Energy Corp., Westhampton Ltd., and David Urquhart. (2)

         31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

         32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

         (1) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2008.

         (2) Incorporated by reference from Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               MORGAN CREEK ENERGY CORP.

Dated: November 12, 2008                       By: /s/ PETER WILSON
                                               _________________________________
                                               Peter Wilson President and
                                               Chief Executive Officer


Dated: November 12, 2008                       By: /s/ D. BRUCE HORTON
                                               _________________________________
                                               D. Bruce Horton, Chief Financial
                                               Officer