Form 10-K
period 2008-12-31
MORGAN CREEK ENERGY CORP
filed 2009-04-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934


                   For the fiscal year ended December 31, 2008


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuers revenues for its most recent fiscal year $ -0-. State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. March 25, 2009: $2,282,429

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

                                       N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                          Outstanding as of  March 25, 2009
Common Stock, $0.001                           15,216,196

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (i) any annual report to security holders; (ii) any proxy or information statement; and (iii) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual reports to security holders for fiscal year ended December 24, 1990).

                                       N/A

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            MORGAN CREEK ENERGY CORP.
                                    FORM 10-K

INDEX

Item 1.   Business                                                             4

Item 1A.  Risk Factors                                                        12

Item 1B.  Unresolved Staff Comments                                           24

Item 2.   Properties                                                          24

Item 3.   Legal Proceedings                                                   24

Item 4.   Submission of Matters to a Vote of Security Holders                 24

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   24

Item 6.   Selected Financial Data                                             30

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            31

Item 8.   Financial Statements and Supplemental Data                          37

Item 9A.  Controls and Procedures                                             52

Item 9B.  Other Information                                                   53

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                            53

Item 10.  Directors, Executive Officers and Corporate Governance              54

Item 11.  Executive Compensation                                              61

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     66

Item 13.  Certain Relationships and Related Transactions and Director
          Independence                                                        68

Item 14.  Principal Accountant Fees and Services                              69

Item 15.  Exhibits and Financial Statement Schedules                          70

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Morgan Creek Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov


PART I

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

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 317 S.W. Alder Street, 2nd Floor Portland, Oregon 97204.

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (the "New Mexico Prospect"). The leases are unproven and were acquired for approximately $338,000. We have leased various properties totaling approximately 7,576 net acres within the State of New Mexico for a five-year term in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases. In addition we have acquired leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 1,971 net acres within the Quachita Prospect for a three-year term. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases. The leases are unproven and were acquired for approximately $338,000.

OIL AND GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

                         NET ACRES(*)

     Texas                  1,971
     New Mexico             7,576
                            _____
          Total:            9,547

(*) Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

QUACHITA PROSPECT

As of the date of this Annual Report, we lease approximately 1,971 net acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases.

BOGGS #1 WELL. We completed the drilling portion of the Boggs #1 well on July 13, 2007. Subsequently, we began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation. We intend to secure all immediate rights relating to oil and gas in the areas providing control over any potential major structural play that develops as a result of this in-depth exploration.

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of December 31, 2008, we incurred $1,357,208 in drilling and completion costs. As of December 31, 2008, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance of 1,265,000 shares (Post-Reverse Stock Split) of our restricted common stock at $0.63 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $37,950 was recorded as a finance cost. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NEW MEXICO PROSPECT

As of the date of this Annual Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $112,883. We have a 100% working interest and an 87.5% net revenue interest in the leases comprising the New Mexico Prospect.

WESTROCK LAND CORP. OPTION AGREEMENT. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp, a private Texas corporation ("Westrock"). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres of property within the State of New Mexico with a net revenue interest of 81.5% pertaining to 5,746 of the net acres and a 78.5% net revenue interest pertaining to 2,017 net acres (the "New Mexico Leases"); (b) Westrock has an option until June 23, 2009 to exercise a five year lease at $100 per net acre for acquisition of the 2,017 net acres; (iii) we desire to acquire a 100% working interest in the New Mexico Leases at $50.00 per net acre for a total purchase price of approximately $388,150; and (iv) we have until April 16, 2009 to complete our due diligence (the "Option Period").

It is anticipated that in the event the due diligence is completed satisfactory to us, the effective date of conveyance of the working interest in the New Mexico Leases to us will occur on approximately April 16, 2009.

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

We will require additional funding to implement our proposed future business activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

The Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCL ") and comparable state statutes impose strict, joint and several liabilities on owners and operators of sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as a hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

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

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Peter Wilson is our President/Chief Executive Officer and William Thomas is our Chief Financial Officer/Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

WE WILL NEED TO RAISE ADDITIONAL FINANCING TO COMPLETE FURTHER EXPLORATION.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Furthermore, if the costs of our planned exploration programs are greater than anticipated, we may have to seek additional funds through public or private share offerings or arrangements with corporate partners. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties and the development of our business will depend upon our ability to establish the commercial viability of our oil and gas properties and to ultimately develop cash flow from operations and reach profitable operations. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow. Accordingly, the only other sources of funds presently available to us are through the sale of equity. We presently believe that debt financing will not be an alternative to us as all of our properties are in the exploration stage. Alternatively, we may finance our business by offering an interest in our oil and gas properties to be earned by another party or parties carrying out further exploration and development thereof or to obtain project or operating financing from financial institutions, neither of which is presently intended. If we are unable to obtain this additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at this stage would result in our inability to place our oil and gas properties into production and recover our investment.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $6,984,708 from October 19, 2004 (inception) to December 31, 2008 and had incurred losses of approximately $2,021,930 during fiscal year ended December 31, 2008. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

WE HAVE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS' REPORT ACCOMPANYING OUR DECEMBER 31, 2008 AND DECEMBER 31, 2007 FINANCIAL STATEMENTS.

The independent auditor's report accompanying our December 31, 2008 and 2007 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

THE OIL AND GAS INDUSTRY IN WHICH WE OPERATE INVOLVES MANY INDUSTRY RELATED OPERATING AND IMPLEMENTATION RISKS THAT CAN CAUSE SUBSTANTIAL LOSSES INCLUDING, BUT NOT LIMITED TO, UNPRODUCTIVE WELLS, NATURAL DISASTERS, FACILITY AND EQUIPMENT PROBLEMS AND ENVIRONMENTAL HAZARDS.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR CONSULTANTS OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL.

Our extremely limited personnel means that we would be required to spend significant sums of money to locate and train new employees in the event any of our employees resign or terminate their employment with us for any reason. Due to our limited operating history and financial resources, we are entirely dependent on the continued service of Peter Wilson, our Chief Executive Officer, and William Thomas, our Chief Financial Officer. Further, we do not have key man life insurance on either of these individuals. We may not have the financial resources to hire a replacement if one or both of our officers were to die. The loss of service of either of these employees could therefore significantly and adversely affect our operations.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock. As of the date of this Annual Report, we have 15,216,196 shares of common stock issued and outstanding (Post-Reverse Stock Split). Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 1,389,233 (Post-Reverse Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 1,389,233
Post-Reverse Stock Split shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 6,969,255 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 1,866,668 Stock Options outstanding and an aggregate of 1,224,000 Warrants outstanding. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

ADDITIONAL ISSUANCE OF EQUITY SECURITIES MAY RESULT IN DILUTION TO OUR EXISTING STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of 33,333,333 shares of common stock, which authorized capital was reduced simultaneously in accordance with the Reverse Stock Split. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

A MAJORITY OF OUR DIRECTORS AND OFFICERS ARE OUTSIDE THE UNITED STATES WITH THE RESULT THAT IT MAY BE DIFFICULT FOR INVESTORS TO ENFORCE WITHIN THE UNITED STATES ANY JUDGMENTS OBTAINED AGAINST US OR ANY OF OUR DIRECTORS OR OFFICERS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from the Securities and Exchange Commission.

ITEM 2. PROPERTIES

We lease our principal office space located at 5050 Quorum Drive, Suite 700, Dallas, Texas 75254. The office costs us approximately $3,140 monthly. The office and services related thereto are on an annual basis with the office lease coming due in June 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During fiscal year ended December 31, 2008, no matters were submitted to our stockholders for approval.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "MCKE:OB" on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

          QUARTER ENDED         HIGH BID       LOW BID

       December 31, 2008          $1.05         $0.21
       September 30, 2008         $2.41         $0.81
       June 30, 2008              $3.00*        $0.79
       March 31, 2008             $0.35         $0.20
       December 31, 2007          $0.76         $0.30
       September 30, 2007         $0.85         $0.45
       June 30, 2008              $1.20         $0.36
       March 31,2008              $0.98         $0.45

*Reflects Reverse Stock Split.

As of March 1, 2009, we had 38 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
____________________________     __________________________   ____________________________   _________________________

Equity Compensation Plans                   616,668                        $3.30
Approved by Security Holders
(2006 Stock Option Plan)                  1,250,000                         1.00                      3,133,332

Equity Compensation Plans Not
Approved by Security Holders

Warrants                                  1,224,000                        $1.50                            -0-

Total                                     3,090,668


2006 STOCK OPTION PLAN

On April 3, 2006, our Board of Directors authorized and approved the adoption of the 2006 Plan effective April 3, 2006, under which an aggregate of 5,000,000 of our shares may be issued. On April 22, 2008, we effected the Reverse Stock Split, which decreased the number of shares issuable under the Stock Option Plan from 5,000,000 shares to 1,666,666 shares. On April 28, 2008, our Board of Directors approved an amendment to the Stock Option Plan to increase the number of shares issuable under the Stock Option Plan to an aggregate of 5,000,000 shares.

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

GRANT OF STOCK OPTIONS DURING FISCAL YEAR ENDED DECEMBER 31, 2008

On April 30, 2008, we authorized the grant of an aggregate 1,250,000 stock options to certain of our officers, directors and management. The options are exercisable at $1.00 per share for a period of ten years. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

COMMON STOCK PURCHASE WARRANTS

As of the date of this Annual Report, there are an aggregate of 1,224,000 common stock purchase warrants issued and outstanding (the "Warrants"). During fiscal year ended December 31, 2008, we issued 1,224,000 Warrants and an aggregate of 314,702 Warrants expired. The 1,224,000 Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2008 at an exercise price of $1.50 per share exercisable for a period of twelve months from the date of share issuance.

As of the date of this Annual Report, none of the Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

PRIVATE PLACEMENT OFFERINGS

SEPTEMBER 2008 PRIVATE PLACEMENT

During fiscal year ended December 31, 2008, we completed a private placement offering (the "September 2008 Private Placement Offering"), whereby we issued an aggregate of 1,224,000 units at $0.75 per unit for gross proceeds of $918,000 excluding finders fees of ($20,913). Each unit consists of one share of our restricted common stock and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of twelve months from the date of share issuance. The September 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The September 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the September 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

FEBRUARY 2008 PRIVATE PLACEMENT - OTHER ISSUANCES

On February 13, 2008, we closed a private placement offering (the "February 2008 Private Placement Offering"), whereby we issued an aggregate of 7,576,068 shares Pre-Reverse Stock Split (2,525,356 shares Post-Reverse Stock Split) of common stock for settlement of related party advances and accrued interest at a deemed issuance price of $0.75 per share in settlement of an aggregate $1,515,214 in debt due and owing by us to certain non-U.S. residents.(The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost). The February 2008 Private Placement Offering was completed in reliance on Regulation S of the Securities Act. Sales were made to only non-U.S. residents. The February 2008 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the February 2008 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

DEBT SETTLEMENT

Our Board of Directors, pursuant to a Board of Directors' meeting held on April 1, 2008, approved and authorized the settlement of an aggregate of $917,123 in current indebtedness (the "Debt Settlement") by the issuance of an aggregate 4,585,616 shares Pre-Reverse Stock Split (1,528,538 Post-Reverse Stock Split) of our restricted common stock at $0.63 ($0.21 Pre Reverse Stock Split) per share effective as of March 24, 2008. (The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost). The aggregate 4,585,616 shares (1,528,538 shares Post-Reverse Stock Split) of common stock were issued to seven creditors (each a "Creditor") pursuant to the terms and conditions of those certain $0.21 Share for Debt Private Placement Subscription Agreements (collectively, the "Subscription Agreements") as entered into between us and each such Creditor. The shares issued to the funding investors relating to the acquisition of their interest in the Boggs#1 is included in this issuance.

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

There were no finders' fees or commission payable by us upon the successful completion of the Debt Settlement and Related Party Debt Settlement.

Our Board of Directors approved and authorized the settlement of an aggregate of $1,515,214 in related party advances and accrued interest (the "Related Party Debt Settlement") by the issuance of an aggregate 7,576,068 shares Pre-Reverse Stock Split (2,525,356 shares Post-Reverse Stock Split) of our restricted common stock at $0.25 ($0.75 Post Reverse Stock Split) per share effective as of February 13, 2008. (The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost). The aggregate 7,576,068 shares (2,525,356 shares Post-Reverse Stock Split) of common stock were issued to related parties (each a "Related Party").

The Related Party Debt Settlement was made to 4 non-United States Creditors in reliance on Rule 903 of Regulation S promulgated under the Securities Act and to two United States accredited Creditors in reliance on Section 4(2) of the Securities Act. The securities issued in the Related Party Debt Settlement have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

There were no finders' fees or commission payable by us upon the successful completion of the Related Party Debt Settlement.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2008 and 2007 and the selected balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements which are included elsewhere herein.


                                                                             FOR THE PERIOD FROM
                                        FISCAL YEARS ENDED DECEMBER 31       OCTOBER 19, 2004
                                        ______________________________       (INCEPTION) TO
                                               2008 AND 2007                 DECEMBER 31, 2008
                                        ______________________________       ___________________

STATEMENT OF OPERATIONS DATA

GENERAL AND ADMINISTRATIVE EXPENSES
    Investor relations expenses          $  159,944         $    9,120           $   322,018

    Consulting expenses                     228,502            189,991               856,960

    Management fees - related party         263,386            312,990               888,083

    Management fees - stock based           436,955                -0-             1,964,125
    compensation

    Impairment of oil and gas                   -0-                -0-             1,273,410
    properties

    Office and general                      262,956            156,639               619,700

    Professional Fees                       245,527            148,281               635,752

NET LOSS BEFORE FOLLOWING               ($1,597,270)         ($817,021)          ($6,560,048)
OTHER EXPENSE

    Financing Costs                        (424,660)               -0-              (424,660)

NET LOSS                                ($2,021,930)         ($817,021)          ($6,984,708)

BALANCE SHEET DATA

TOTAL ASSETS                             $1,843,630         $1,758,091

TOTAL LIABILITIES                           635,121          2,718,691

STOCKHOLDERS EQUITY                      $1,208,509         ($ 960,600)
(DEFICIT)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2008, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are an exploration stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007.

Our net loss for fiscal year ended December 31, 2008 was ($2,021,930) compared to a net loss of ($817,021) during fiscal year ended December 31, 2007 (an increase of $1,204,909). During fiscal years ended December 31, 2008 and 2007, we did not generate any revenue.

During  fiscal  year  ended   December  31,  2008,   we  incurred   general  and
administrative expenses of approximately $1,597,270 compared to $817,021 incurred during fiscal year ended December 31, 2007 (an increase of $780,249). These general and administrative expenses incurred during fiscal year ended December 31, 2008 consisted of: (i) investor relations of $159,944 (2007:
$9,120);  (ii) consulting fees of $228,502 (2007:  $189,991);  (iii)  management fees - related party of $263,386 (2007: $312,990); (iv) management fees - stock based compensation of $436,955 (2007: $-0-); (v) office and general of $262,956 (2007: $156,639); and (vi) professional fees of $245,527 (2007: $148,281).

During fiscal years ended December 31, 2008 and 2007, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during fiscal year ended December 31, 2008 compared to fiscal year ended December 31, 2007 increased primarily due to the incurrence of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses increased further due to the increase in investor relations, consulting fees, office and general expenses and professional fees relating to the increased scope of business operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $1,597,270 incurred as general and administrative expenses during fiscal year ended December 31, 2008, we incurred consulting expenses of $30,000 (2007- $120,000) payable to International Market Trend, Inc. ("IMT"). In addition, on March 24, 2008, we settled an aggregate amount of $86,873 in consulting fees and advances due and owing to IMT through the issuance of 434,366 shares Pre-Reverse Stock Split (144,788 shares Post Reverse Stock Split) of our restricted common stock. An officer and director of IMT is also one of our shareholders. See "Item
5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Of the $1,597,270 incurred as general and administrative expenses during fiscal year ended December 31, 2008, we incurred management fees of $263,386 payable to our officers and directors. Moreover, as part of their compensation arrangements, our Chief Geologist and Operations Manager each received and is assigned up to a 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the respective officer to us. During fiscal year ended December 31, 2008, we recorded related additional compensation to the respective officers of $4,486, which reflects the estimated cost of royalty interests earned during the fiscal year. In addition, during fiscal year ended December 31, 2008, we settled an aggregate $71,250 for management fees due and owing to our former President, Marcus Johnson, through the issuance of 356,250 shares Pre Reverse Stock Split (118,750 shares Post Reverse Stock Split) of our restricted common stock. See "Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and "Item 11. Executive Compensation."

Financing costs incurred during fiscal year ended December 31, 2008 of $424,660 (2008: $-0-) were recorded as other expense resulting in a net loss of ($2,021,930). Our net loss during fiscal year ended December 31, 2008 was ($2,021,930) or ($0.15) per share compared to a net loss of ($817,021) or ($0.08) per share during fiscal year ended December 31, 2007. The weighted average number of shares outstanding was 13,833,323 for fiscal year ended December 31, 2008 compared to 9,938,302 for fiscal year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2008

As at fiscal year ended December 31, 2008, our current assets were $40,687 and our current liabilities were $635,121, which resulted in a working capital deficiency of ($594,434). As at fiscal year ended December 31, 2008, current assets were comprised of: (i) $14,883 in cash; and (ii) $25,804 in other current assets. As at fiscal year ended December 31, 2008, current liabilities were comprised of: (i) $303,959 in accounts payable and accrued liabilities; and (ii) $331,162 in Notes Payable - related parties.

As at December 31, 2008, our total assets were $1,843,630 comprised of: (i) $40,687 in current assets; and (ii) $1,802,943 in unproven oil and gas properties. The slight increase in total assets during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the increase in valuation of the unproved oil and gas properties.

As at December 31, 2008, our total liabilities were $635,121 comprised entirely of current liabilities. The decrease in liabilities during fiscal year ended December 31, 2008 from fiscal year ended December 31, 2007 was primarily due to the settlement of: (i) an aggregate $1,515,214 in related party advances and accrued interest in current indebtedness (the "Related Party Debt Settlement") by the issuance of an aggregate 7,576,068 shares Pre Reverse Stock Split (2,525,356 shares Post Reverse Stock Split) of our restricted common stock at $0.25 ($0.75 Post Reverse Stock Split) per share; and (ii) an aggregate $917,123 in related party advances and the acquisition of the interest in the Boggs #1 well (the "Debt Settlement") by the issuance of an aggregate of 4,585,616 shares Pre Reverse Stock Split (1,528,538 shares Post Reverse Stock Split). The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled in the Related Party Debt Settlement and the Debt Settlement totaled $378,803 and $45,857, respectively, was included on the recorded finance costs. See "Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Stockholders' Deficit increased from ($960,600) for fiscal year ended December 31, 2007 to Stockholders' Equity of $1,208,509 for fiscal year ended December 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($1,194,461), consisting primarily of a net loss of ($2,021,930). Net cash flows used in operating activities was adjusted by $436,955 in stock based compensation and $424,660 in financing costs. Net cash flows used in operating activities was further changed by $59,420 relating to an accrual due to related parties, ($85,653) in accounts payable and accrued liabilities, and a decrease of ($7,913) related to other current assets. For fiscal year ended December 31, 2007, net cash flows used in operating activities was ($385,194), consisting primarily of a net loss of ($817,021), and changed by $269,877 in accounts payable and accrued liabilities, $191,086 due to related parties and a decrease of ($29,136) in other current assets.

CASH FLOWS FROM INVESTING ACTIVITIES

For fiscal year ended December 31, 2008, net cash flows used in investing activities was ($78,841) for acquisition of oil and gas properties. For fiscal year ended December 31, 2007, net cash flows used in investing activities was ($1,479,032) for the acquisition of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2008, net cash flows provided from financing activities was $1,272,087 compared to $1,874,500 for fiscal year ended December 31, 2007. Cash flows from financing activities for fiscal year ended December 31, 2008 consisted of $897,087 in proceeds on sale and subscriptions of common stock and a net total of $375,000 in advances from related parties. Cash flows from financing activities for fiscal year ended December 31, 2007 consisted of $759,000 in drilling advances and $1,115,500 in advances from related parties.

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

During fiscal year ended December 31, 2008, we completed a private placement consisting of 1,224,000 units at the price of $0.75 per unit for total gross proceeds of $918,000 excluding finders fees of $(20,913). During fiscal year ended December 31, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 7,576,068 shares Pre Reverse Stock Split (2,525,356 shares Post Reverse Stock Split) and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. Effective March 24, 2008, we also closed a further private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 4,585,616 shares Pre Reverse Stock Split (1,528,538 shares Post Reverse Stock Split and received gross proceeds of $962,980, of which all consisted of settlement of debt and acquisition of the interest in the Boggs #1 well.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during fiscal year ended December 31, 2008, additional advances were made by this same shareholder to us of $885,000 for an aggregate amount of $2,250,500 due and owing. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,515,214 to various assignees and settled the $1,515,214 pursuant to the issuance of 7,576,068 shares Pre Reverse Stock Split (2,525,356 shares Post Reverse Stock Split) of our restricted common stock at $0.25 ($0.75 Post Reverse Stock Split) per share. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost. As a result, as at December 31, 2008, an aggregate $310,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at December 31, 2008, total accrued interest was $19,164.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2008 and December 31, 2007 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for our interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for our interim period commencing July 1, 2008. We do not expect the adoption of SFAS 163 to have a material impact on our financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of our first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have any impact on the Company's financial position, cash flows or results of operations.

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

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning January 1, 2008. The adoption of this standard did not have any impact on the Company's financial position, cash flows or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2008























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER'S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

                         DEJOYA GRIFFITH & COMPANY, LLC
                   __________________________________________
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
Morgan Creek Energy, Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Morgan Creek Energy, Corp. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholder's deficit, and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy, Corp. as of December 31, 2008 and 2007, and the results of their operations and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

De Joya Griffith & Company, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC
___________________________________
Henderson, NV
April 6, 2009


________________________________________________________________________________

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 * Facsimile (702) 920-8049


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS
                                                                       December 31,       December 31,
                                                                           2008               2007
                                                                         (Audited)          (Audited)
______________________________________________________________________________________________________
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $     14,883       $     16,098
   Other current assets                                                      25,804             17,891
______________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                         40,687             33,989


OIL AND GAS PROPERTIES, unproven (Note 3)                                 1,802,943          1,724,102
______________________________________________________________________________________________________

TOTAL ASSETS                                                           $  1,843,630       $  1,758,091

======================================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $    303,959       $    389,612
   Due to related parties (Note 6)                                          331,162          1,570,079
   Drilling advances payable                                                      -            759,000
______________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                   635,121          2,718,691
______________________________________________________________________________________________________


GOING CONCERN (Note 1)


STOCKHOLDERS' EQUITY(DEFICIT) (Note 4)
Common stock, 33,333,333 shares authorized with $0.001 par value
Issued and outstanding
   15,216,196 common shares (December 31, 2007 - 9,938,302)                  15,216              9,938
   Additional paid-in-capital                                             8,178,001          3,992,240
   Deficit accumulated during exploration stage                          (6,984,708)        (4,962,778)
______________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      1,208,509           (960,600)
______________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY (DEFICIT)                    $  1,843,630       $  1,758,091
======================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS


                                                        Year ended         Year ended        October 19, 2004
                                                       December 31,       December 31,        (inception) to
                                                           2008              2007            December 31, 2008
______________________________________________________________________________________________________________
                                                         (Audited)         (Audited)             (Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

   Investor relations                                  $    159,944       $      9,120         $    322,018
   Consulting fees                                          228,502            189,991              856,960
   Management fees - related party                          263,386            312,990              888,083
   Management fees - stock based compensation               436,955                  -            1,964,125
   Impairment of oil and gas properties (Note 3)                  -                  -            1,273,410
   Office and general                                       262,956            156,639              619,700
   Professional fees                                        245,527            148,281              635,752
______________________________________________________________________________________________________________

NET OPERATING LOSS                                       (1,597,270)          (817,021)          (6,560,048)


OTHER EXPENSE
   Financing Costs                                         (424,660)                 -             (424,660)
______________________________________________________________________________________________________________

TOTAL OTHER EXPENSE                                        (424,660)                 -             (424,660)
______________________________________________________________________________________________________________

NET LOSS                                               $ (2,021,930)      $   (817,021)        $ (6,984,708)
==============================================================================================================



BASIC LOSS PER COMMON SHARE                            $      (0.15)      $      (0.08)
======================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC                                 13,833,323          9,938,302
======================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM OCTOBER 19, 2004 (INCEPTION) TO DECEMBER 31, 2008

                                                                                                Deficit
                                                              Common Stock                    accumulated       Total
                                                          ____________________   Additional     during      Stockholders'
                                                          Number of               Paid in     exploration      Equity
                                                           Shares      Amount     Capital        stage        (Deficit)
_________________________________________________________________________________________________________________________

Balance, October 19, 2004                                         -   $      -   $        -   $         -   $           -

Common stock issued for oil and gas property
   at $0.075 per share - November 19, 2004                8,000,000      8,000      592,000             -         600,000

Capital distribution to founding share holder
   on acquisition of oil and gas property (Note 3)                -          -     (600,000)            -        (600,000)

Common stock issued for cash at $0.075 per share
   - November 26, 2004 and December 15, 2004              4,583,333      4,583      339,167             -         343,750

Common stock issued for cash at $0.375 per share
   - December 15, 2004                                      880,267        880      329,220             -         330,100

Net loss for the period                                           -          -            -       (23,729)        (23,729)
_________________________________________________________________________________________________________________________

Balance, December 31, 2004                               13,463,600     13,463      660,387       (23,729)        650,121


Common stock issued for cash at $0.375 per share
   - March 9, 2005                                           93,333         93       34,907             -          35,000

Net loss for the year                                             -          -            -      (204,026)       (204,026)
_________________________________________________________________________________________________________________________

Balance, December 31, 2005                               13,556,933     13,556      695,294      (227,755)        481,095


Common stock issued for cash at $4.50 per share
   - October 16, 2006                                       314,702        315    1,414,843             -       1,416,158

Common stock issued for oil and gas property
   at $5.25 per share - October 17, 2006 (Note 3)            66,667         67      349,933             -         350,000

Stock-based compensation                                          -          -    1,527,170             -       1,527,170

Restricted common shares cancelled
   - December 19, 2006                                   (4,000,000)    (4,000)       4,000             -               -

Net loss for the year                                             -          -            -    (3,918,002)     (3,918,002)
_________________________________________________________________________________________________________________________

Balance, December 31, 2006                                9,938,302      9,938    3,992,240    (4,145,757)       (143,579)


Net loss for the year                                             -          -            -      (817,021)       (817,021)
_________________________________________________________________________________________________________________________

Balance, December 31, 2007                                9,938,302      9,938    3,992,240    (4,962,778)       (960,600)


Shares for debt at $0.75 per  share - February 13, 2008   2,525,356      2,525    1,891,492             -       1,894,017

Shares for debt at $0.63 per  share - March 24, 2008      1,528,538      1,529      961,451             -         962,980

Common stock issued for cash at $0.75 per share
   - July 3, 2008 and October 23, 2008                    1,224,000      1,224      895,863             -         897,087

Stock based compensation - options                                -          -      436,955             -         436,955

Net loss for the year                                             -          -            -    (2,021,930)     (2,021,930)
_________________________________________________________________________________________________________________________

Balance, December 31, 2008 (audited)                     15,216,196   $ 15,216   $8,178,001   $(6,984,708)  $  (1,208,509)
=========================================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                      October 19, 2004
                                                                          Year Ended                   (inception) to
                                                                      December 31, 2008                 December 31,
                                                                   2008               2007                  2008
______________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                     $ (2,021,930)      $    (817,021)        $ (6,984,708)
   Adjustments to reconcile net loss
      to net cash used in operating activities:
      - Stock based compensation                                    436,955                   -            1,964,125
      - Impairment of oil and gas properties                              -                   -            1,273,410
      - Financing costs                                             424,660                   -              424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
      - Other current assets                                         (7,913)            (29,136)             (50,804)
      - Due to related parties accrued                               59,420             191,086              288,589
      - Accounts payable and accrued liabilities                    (85,653)            269,877              264,282
______________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                            (1,194,461)           (385,194)          (2,820,446)
______________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Oil and gas property expenditures                                (78,841)         (1,479,032)          (2,761,266)
______________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                         (78,841)         (1,479,032)          (2,761,266)
______________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock               897,087                   -            3,022,095
   Drilling Advances                                                      -             759,000              759,000
   Advances from related parties-net                                375,000           1,115,500            1,815,500
______________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,272,087           1,874,500            5,596,595
______________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                         (1,215)             10,274               14,883

CASH, BEGINNING OF PERIOD                                            16,098               5,824                    -
______________________________________________________________________________________________________________________

CASH, END OF PERIOD                                            $     14,883       $      16,098         $     14,883
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
      Cash paid for interest                                   $          -       $           -         $          -
      Cash paid for income taxes                               $          -       $           -         $          -
      Common stock issued for acquisition of oil and
         gas property                                          $          -       $           -         $    950,000
      Transfer of bond against settlement of debt              $          -       $      25,000         $     25,000
      Non-cash sale of oil and gas property                    $          -       $      65,000         $     65,000
      Common stock issued for settlement of debts (Note 4)     $  2,856,997       $           -         $  2,856,997



   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


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

During the period the Company has begun leasing acreage in New Mexico. To date the Company has acquired approximately 7,576 net acres. Subsequent to the period ending December 31, 2008, the Company entered into an option to acquire approximately 7,763 additional net acres in New Mexico. (Refer to Note 8)

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of December 31, 2008, the Company has an accumulated deficit of $6,984,708 and a working capital deficit of $594,434. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


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

CASH AND CASH EQUIVALENTS

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008 and 2007 that exceeded federally insured limits.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2008, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


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

RECENT ACCOUNTING PRONOUNCEMENT

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for the Company's interim period commencing July 1, 2008. The Company does not expect the adoption of SFAS 163 to have a material impact on the Company's financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on the Company's financial position, cash flows and results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Effective January 1, 2008, the Company adopted this statement. To date, the Company has not applied this standard to the measurement of any reported amounts. Accordingly, the adoption of this standard did not have any impact on the Company's financial position, cash flows or results of operations.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not yet determined the effect, if any, that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. The Company has not yet determined the effect, if any, that adopting this statement would have on the Company's financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 157, FAIR VALUE MEASURE ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year beginning January 1, 2008. The adoption of this standard did not have any impact on the Company's financial position, cash flows or results of operations.

NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(a) QUACHITA PROSPECT

The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term in consideration for $338,353. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

BOGGS #1

On June 7, 2007,  the  Company  began  drilling  its first well on the  Quachita
Prospect (Boggs #1). During 2007 the Company began production testing and evaluation of the well. Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. To date, $1,357,208 has been incurred on drilling and completion expenditures on the Boggs #1. The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,781 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 1,265,000 shares of common stock at $0.63 per share (refer to Note 4).

(b) NEW MEXICO PROSPECT

The Company to date has leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883. The Company has a 100% Working Interest and an 84.5% N.R.I. in the leases. On October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately and additional 7,763 net acres of property within the State of New Mexico for a five year term in consideration for $388,150. The Company optioned to acquire a 100% working interest in approximately 7,763 net acres; consisting of a 78.5% N.R.I. in the leases in approximately 2,017 net acres and an 81.5% N.R.I. in the leases in approximately 5,746 net acres. Under the terms of the agreement the Company has until April 16, 2009 to complete the transactions.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


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

During 2008, the Company completed a private placement consisting of 1,224,000 units at $0.75 per unit for total gross proceeds of $918,000 and finders fees of (20,913). Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of 12 months from the date of share issuance. A finders fee of 3.5% ($20,913) was paid on $597,500 of the private placement proceeds received.

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

On March 24, 2008, the Company issued 1,528,538 shares of common stock at a price of $0.63 per share on settlement of related party advances and the acquisition of the interest in the Boggs #1 well totalling $962,980. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost during the period (refer to Notes 3 and 6).

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(d) SHARE PURCHASE WARRANTS

Details of the Company's share purchase warrants issued and outstanding as of December 31, 2008 are as follows:

Exercise price     Number of warrants to purchase shares      Expiry Date
_____________________________________________________________________________

    $1.50                       397,000                       June 27, 2009
    $1.50                       827,000                       October 23, 2009

The Company's share purchase warrants activity for the period ended December 31, 2008 is summarized as follows:

                                                               Weighted average
                                           Weighted average      remaining In
                              Number of     exercise Price     contractual life
                              Warrants        per share           (in years)
________________________________________________________________________________

Balance, December 31, 2006      314,702         $ 9.00               1.80
Issued                                -              -                  -
Expired                               -              -                  -
Exercised                             -              -                  -
________________________________________________________________________________

Balance, December 31, 2007      314,702           9.00               0.80
Issued                        1,224,000           1.50               0.71
Expired                        (314,702)          9.00                  -
Exercised                             -              -                  -
________________________________________________________________________________

Balance, December 31, 2008    1,224,000         $ 1.50               0.71
================================================================================

All warrants are exercisable as at December 31, 2008.

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 1,666,667 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008, the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 5,000,000 shares.

As approved by the Board of directors, on December 12, 2006, the Company granted 616,668 stock options to certain officers, directors and management of the Company at $3.30 per share. The term of these options are five years. The total fair value of these options at the date of grant was estimated to be $1,527,170 and was recorded as a stock based compensation expense during 2006. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 4.49%; dividend yield of 0% and expected volatility of 187%.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

The Company's stock option warrants activity for the period ended December 31, 2008 is summarized as follows:

                                                               Weighted average
                                           Weighted average      remaining In
                              Number of     exercise Price     contractual life
                               Options        per share           (in years)
________________________________________________________________________________

Balance, December 31, 2006      616,668       $   3.30               4.95
Granted                               -              -
Expired                               -              -                  -
Exercised                             -              -                  -
________________________________________________________________________________

Balance, December 31, 2007      616,668           3.30               3.95
Granted                       1,250,000           1.00
Expired                               -              -                  -
Exercised                             -              -                  -
________________________________________________________________________________

Balance, December 31, 2008    1,866,668       $   1.76               7.22
================================================================================

All options are exercisable as at December 31, 2008.

NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

INTERNATIONAL MARKET TREND, INC. ("IMT")

An officer and director of IMT, a private company, is a shareholder of the Company. During 2008, the Company incurred consulting fees of $30,000 to IMT (2007 - $120,000). On March 24, 2008, the Company converted $86,873 in consulting fees and advances through the issuance of 144,788 commons shares of the Company at $0.63 per share. (Refer to Note 4).

On June 13, 2008, the Company repaid a shareholder of the Company that had advanced $10,000 to the Company. The amount was unsecured, non-interest bearing and without specific repayment terms.

As of December 31, 2007, $1,365,500 was owed to a separate shareholder for advances made to the Company. During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (Refer to Note 4). As a result, as of December 31, 2008, $310,000 was owed which bears interest at 8% per annum and has no specific repayment terms. As of December 31, 2008, total accrued interest was $19,164 (December 31, 2007 - $66,456).

MANAGEMENT FEES

During 2008, the Company paid officers and directors $263,386 for management fees (2007 -$311,250). As of December 31, 2008 total amount owing in management fees was $7,070.

During 2008, the Company converted $71,250 of management fees owing to the President of the Company through the issuance of 118,750 common shares of the Company at $0.63 per share (Refer to Note 4).

As part of their compensation agreements the Company's chief Geologist and Operations Manager (hereafter referred to as "Executives") each received and is assigned up to 1.5% overriding royalty interest in any oil and gas properties which are directly introduced by the Executives to the Company. During 2008, the Company recorded related additional compensation to the Executives of $3,386 (2007 - $1,739), being the estimated cost of royalty interests earned during the year.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of December 31, 2008, and 2007 the Company had net operating loss carry forwards of approximately $4,596,000 and $3,436,000 respectively that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

At December 31, 2008 and 2007, the Company had a federal operating loss carry forward of $4,595,923 and $3,435,608, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:
                                         2008                   2007
                                      ___________           ___________
Current:
     Federal                                   --                    --
     State                                     --                    --
Deferred:                                      --                    --
                                      ___________           ___________
                                               --                    --
                                      ===========           ===========

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

                                         2008                  2007
                                      ___________           ___________
Deferred tax assets:
Net operating loss carryforward       $ 4,595,923           $ 3,435,608
                                      ___________           ___________

      Total deferred tax assets         1,608,573             1,202,463
Less: Valuation Allowance              (1,608,573)           (1,202,463)
                                      ___________           ___________

    Net Deferred Tax Assets           $        --           $        --
                                      ===========           ===========

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $1,608,573 and $1,202,463, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2008 and 2007.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

                                         2008                  2007
                                      ___________           ___________

Federal statutory tax rate                  (35.0)%               (35.0)%
                                      ___________           ___________
Change in valuation allowance                35.0 %                35.0 %
                                      ___________           ___________

Effective tax rate                              0 %                   0 %
                                      ===========           ===========

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                    (AUDITED)
________________________________________________________________________________


NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________


Effective on January 8, 2009, the Board of Directors (the "Board") of Morgan Creek Energy Corp., a Nevada corporation (the "Company") accepted the resignation of D. Bruce Horton dated January 8, 2009 as the Chief Financial Officer/Secretary/Treasurer of the Company. Mr. Horton remains as a member of the Board of Directors of the Company. Therefore, the Board of Directors remains comprised of Marcus Johnson, D. Bruce Horton, Erik Essiger, Peter Wilson and Angelo Viard.

Effective as of January 8, 2009, the Board of Directors  accepted the consent of
William    Thomas   dated    January   8,   2009   as   the   Chief    Financial
Officer/Secretary/Treasurer of the Company. M Thomas' biography is as follows:

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company's management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

     This Annual Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

INHERENT LIMITATIONS ON EFFECTIVENESS OF CONTROLS

     We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the "reasonable assurance" level.

CHANGES IN INTERNAL CONTROLS

The Company's management had remediated the material weaknesses that were reported from its 10-K/A for the fiscal year end December 31, 2007 which were filed on 10/2/2008. A) Management implemented an audit committee that oversees and monitors the Company's financials (See Paragraph on Audit committee report below). B) Adequate segregation of duties were put in place to reduce the likelihood that errors (intentional or unintentional) will remain undetected by providing for separate processing by different individuals at various stages of a transaction and for independent reviews of the work performed. No further significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Marcus Johnson, Mr. Angelo Viard and Mr. D. Bruce Horton. All of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on December 18, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.


ITEM 9B. OTHER INFORMATION

Not applicable.


NOTES TO FINANCIAL STATEMENTS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2007, our Board of Directors appointed De Joya Griffith & Company, LLC (De Joya Griffith) as our principal independent registered public accounting firm.

The reports of De Joya Griffith on our financial statements for each of the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2008 and 2007, there were no disagreements between us and De Joya Griffith, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya Griffith, would have caused De Joya Griffith to make reference thereto in their reports on our audited financial statements.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages and positions held are as follows:

NAME                  AGE     POSITION WITH THE COMPANY

Peter Wilson           41     President,   Chief  Executive   Officer/Principal
                              Executive Officer and a Director

William D. Thomas      57     Secretary/Treasurer,   Chief  Financial  Officer,
                              and Principal Accounting Officer

Marcus Johnson         60     Director,   Compensation   Committee  member  and
                              Audit Committee member

D. Bruce Horton        64     Director,   Compensation   Committee  member  and
                              Audit Committee member

Erik Essiger           43     Director

Angelo Viard           36     Director,   Compensation   Committee  member  and
                              Audit Committee member

Thomas Markham III     58     Chief Geologist

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

PETER WILSON. Mr. Wilson has been our President/Chief Executive Officer and a member of our Board of Directors since September 29, 2008. During the past fifteen years, Mr. Wilson has been involved in the senior level management of public companies. His experience spans a wide range of project development and contract negotiations within the mining, energy and real estate industries. Mr.

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

From approximately 2007 through the current date, Mr. Wilson is the president of Hana Mining Ltd., a publicly listed exploration company seeking to develop a copper-silver project in Botswana, Africa. During approximately 2005 to 2006, Mr. Wilson served as the president and chief executive officer of Sun Oil and Gas Corp. During approximately 1997 to 2005, Mr. Wilson was a director and the vice president of International Operations for Petroreal Oil Corp., a small oil producer engaged in energy asset purchases aggregating more than $130,000,000. During approximately 1993 to 1999, Mr. Wilson was the vice president of Samoth Equity Corporation (now Sterling Center Corp.), where he began his involvement with capital markets and finance. Samoth Equity Corporation gained prominence through the 1990s and grew to a $150,000,000 TSX-listed real estate merchant banking organization involved in lending throughout the southwestern United States and Canada.

Mr. Wilson continues to serve as an advisor to several public and private Houston-based E&P companies, and serves as a director of Offset Energy Corporation operating in the GOM and Houston, Texas.

WILLIAM THOMAS. Mr. Thomas has been our Chief Financial Officer/Secretary/Treasurer since January 8, 2009. Mr. Thomas has thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer of Mainland Resources, Inc., a Nevada corporation that trades on the OTC Bulletin Board, and the chief financial officer and a director of Uranium International Corp., a Nevada corporation that trades on the OTC Bulletin Board and chief financial officer and director of Mira Resources, an Canadian public resources company. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp. Recently, Mr. Thomas resigned from NWT Uranium Corp. but continues to serve as CFO for Hana Mining. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations
(1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary,
Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company's initial entry into both China and the UK North Sea - start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion) for Kerr McGee, including the company's first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon). In his early career, Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada
(1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977). Mr. Thomas attained his Chartered Accountant
(CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

MARCUS JOHNSON: Mr. Johnson was our President and Chief Executive Officer/Principal Executive Officer until April 30, 2008, and remains a member of our Board of Directors, a member of the Compensation Committee and a member of the Audit Committee. He has been a member of our Board of Directors since October 25, 2006. Mr. Johnson, AIA, has previously been active in management in both the private and public sectors as a consultant to management with an emphasis on investor relations and awareness. Mr. Johnson has performed consulting services for Intergold Corporation, now known as Lexington Resources, Inc., and Vega-Atlantic Corporation, now known as Transax International Limited. Mr. Johnson is a professional architect and a member of the American Institute of Architects. Mr. Johnson has been the professional architectural consultant of record on various commercial projects and is a consultant to Exterior Research & Design, LLC, where he is currently retained as an expert for determining architectural management standards. Mr. Johnson is also the chief executive officer and director to Geneva Resources, Inc. since October 2006.

D. BRUCE HORTON. Mr. Horton was our Chief Financial Officer/Secretary/Treasurer until his resignation in January 8, 2009, and remains a member of our Board of Directors, a member of the Compensation Committee and a member of the Audit Committee. He has been one of our directors since August 21, 2006. During the past five years, Mr. Horton has been active in the financial arena in both the private and public sectors as an accountant and financial management consultant with an emphasis on corporate financial reporting, financing and tax planning. Mr. Horton has specialized in corporate management, re-organization, merger and acquisition, international tax structuring, and public and private financing for over thirty years. From 1972 through 1986, Mr. Horton was a partner in a public accounting firm. In 1986, Mr. Horton co-founded the Clearly Canadian Beverage Corporation, of which he was a director and chief financial officer from June 1986 to May 1997. He is a principal consultant in Calneva Financial Services Ltd. that provides accounting and financial management consulting services as well as investment banking services focusing on venture capital opportunities in Asia. Mr. Horton is also an officer and director of Geneva Resources, Inc. since May 2006, which is a publicly traded company.

ERIK ESSIGER. Mr. Essiger has been one of our directors since August 21, 2006. Mr. Essiger has more than fifteen years of experience in corporate finance and lead advisory services relating to strategic and commercial development projects across a wide variety of sectors and including, in particular, within the industrial, automotive, business services, retail and consumer goods sectors. In this respect, Mr. Essiger has performed various commercial and strategy services as both an external consultant and as a board member and managing director of a number of companies, including a venture capital company. During the past five years, Mr. Essiger has been: (i) the Managing Director and the founder of Precisetech GmbH, a corporate finance advisory company focused on international M&A transactions (from October 2004 to present); (ii) a member of the Supervisory Board of Corix Capital AG (from December 2003 to present); (iii) the Senior Manager, Transaction Services Strategy Group, with PricewaterhouseCoopers AG, heading up the commercial and due diligence practice of that group in Germany which provided services mainly to private equity clients of the firm (from April 2003 to September 2004); and (iv) a member of the Executive Board (Vorstand) of MultiMedia Technologies AG, a producer of set-top-boxes and a company operating in the fields of interactive digital television and the streaming media market (from July 2000 to July 2002) Mr. Essiger also has extensive international experience in corporate restructuring; especially in Germany, Russia, Hong Kong and Switzerland; and he was a member of the German-Russian co-operation council. Mr. Essiger is also a director of Uranium Energy Corp., a publicly traded company.

ANGELO VIARD. Mr. Viard has been one of our directors since September 29, 2008. Mr. Viard is also a member of the Compensation Committee and a member of the Audit Committee. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the president/chief executive officer of VCS Group, Inc. formerly known as "Viard Consulting Services". His role as director of advisory services requires development of an advisory services sector. Mr. Viard's functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support and development. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

THOMAS ALDEN MARKHAM II: Mr. Markham has been our Chief Geologist and one of our directors since August 21, 2006. Mr. Markham resigned from our board of directors on April 30, 2008 and remains our Chief Geologist. Mr. Markham is a professional geologist specializing in evaluations and management of oil and gas plays in the mid-continental U.S. Since receiving his Masters of Geology, Mr. Markham has focused on oil and gas plays. He began his career working with BEPCO, ARCO and then TENNECO, acting as geologist on a wide range of projects spanning over 12 years of development on leading plays including the Pinon, Allen Hill, Brunson Ranch, J.D. Shale, Brown Bassett Extension and NYY projects. During this period, he directed 15 Ph D-level geologists and managed exploration budgets up to $21 million. Mr. Markham has recently acted as Chief Geologist in charge of the supervision and generation of a 21,000 acre Pennsylvanian gas play in the Permian Basin. Mr. Markham was instrumental in the play's development and finalized negotiations with the Osage Tribe of Oklahoma for drilling rights on 57-quarter sections (9,120 acres). He has been an independent oil and gas geologist managing project generation and evaluation for various industry and non-industry groups primarily in the Mid Continent. Mr. Markham has successfully drilled and completed proprietary prospects (while providing the supervision of seismic, leasing, drilling, completion, and production activities) of 88 oil and gas wells (to 10,500') in Texas, New Mexico, and Oklahoma. He was the generating geologist of a 5 TCFG overthrust play in Central Texas, he finalized a New Mexico San Andres stratigraphic play (50 to 100 MMBO at 4,000') and a Permian Basin Devonian structural play and managed the screening and evaluation of Springer - Atoka sub-basin prospects of the Anadarko Basin (3-D). Mr. Markham's work has been published in the American Gas Journal and he has been invited on a technical tour of the former Soviet Union to review oil and gas assets. He was also guest speaker at the American Association of Petroleum Landman's (AAPL) "Buying Oil and Gas Properties" seminar. He continues to carry out Reserve Evaluation for non-industry groups including the FDIC (Federal Deposit Insurance Corp. - Wichita and Dallas Branches) and the IRS (Internal Revenue Service). Mr. Markham is not a director or officer of any other U.S. reporting company.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Messrs. Johnson, Viard and Horton have been appointed as members to our Audit Committee. All of the three members are "independent" within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

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

COMPENSATION COMMITTEE

As of the date of this Annual Report, Messrs. Johnson, Viard and Horton have been appointed as members to our Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a special meeting held on December 18, 2008.

         OVERVIEW OF COMPENSATION PROCESS

The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board's evaluation of the performance of our executive officers and administering our equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things.

The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which will be reviewed at least annually by the Compensation
Committee. The charter may be viewed in full on our website, www.morgancreekcorp.com under the "Corporate Governance" tab on the Investor Relations page.

The Compensation Committee is composed solely of "non-employee directors" as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, "outside directors" for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code ("IRC"), and "independent directors" as defined in
Section 303A of the New York Stock Exchange ("NYSE") corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Johnson, Horton and Viard serve as members of the Compensation Committee.

The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer and the other executive officers are rewarded appropriately for their contributions to us and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee will conduct this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.

         COMPENSATION PHILOSOPHY

The fundamental objective of our executive compensation policies is to attract, retain and motivate executive leadership for us that will execute our business strategy, uphold our values and deliver results and long-term value to our stockholders. Accordingly, the Compensation Committee seeks to develop compensation strategies and programs that will attract, retain and motivate highly qualified and high-performing executives through compensation that is:

         (i) PERFORMANCE BASED: a significant component of compensation should be determined based on whether or not we meet certain performance criteria that in the view of our Board of Directors are indicative of our success;

         (ii) STOCKHOLDER BASED: equity incentives should be used to align the interests of our executive officers with those of our stockholders;

         (iii) FAIR: compensation should take into account compensation among similarly situated companies, our success relative to peer companies and our overall pay scale.

It is the Compensation Committee's goal to have a substantial portion of each executive officer's compensation contingent upon our performance, as well as upon his or her individual performance. The Compensation Committee's compensation philosophy for an executive officer emphasizes an overall analysis of the executive's performance for the year, projected role and responsibilities, required impact on execution of our strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee's philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that we should provide our executive officers compensation packages composed of the following elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; and (ii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2008.

ADDITIONAL CORPORATE GOVERNANCE POLICIES

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to a Board of Directors meeting held on December 18, 2008, our Board of Directors adopted the following documents as additional governing corporate governance documents (collectively, the Corporate Governance Documents"): (i) Morgan Creek Energy Corp. Corporate Governance Principles; (ii) Morgan Creek Energy Corp. Nominating and Governance Committee Charter and Responsibilities; (iii) Morgan Creek Energy Corp. Board Committees Policy; (iv) Morgan Creek Energy Corp. Code of Business Conduct and Ethics; (v) Morgan Creek Energy Corp. Code of Conduct for the Board of Directors; (vi) Morgan Creek Energy Corp. Corporate Governance Guideline; (vii) Morgan Creek Energy Corp. Corporate Governance Policy' (viii) Morgan Creek Energy Corp. Conflict of Interest Policy; (ix) Morgan Creek Energy Corp. Whistleblower Policy; (x) Morgan Creek Energy Corp. Board Roles and Responsibilities.

The Corporate Governance Documents may be viewed in full on our website, www.morgancreekcorp.com under the "Corporate Governance" tab on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2008 and 2007 and 2006 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE


_______________________________________________________________________________________________________________________________
                                                                     NON-EQUITY    NON-QUALIFIED     ALL OTHER
                                                                   INCENTIVE PLAN     DEFERRED     COMPENSATION
                                                                    COMPENSATION    COMPENSATION
NAME AND                                       STOCK    OPTION                        EARNINGS
PRINCIPAL                  SALARY    BONUS    AWARDS    AWARDS                                                      TOTAL
POSITION          YEAR    ($) (1)     ($)       ($)     ($)(2)          ($)            ($)             ($)         ($)(2)(3)
_______________________________________________________________________________________________________________________________

Marcus            2006        -0-     -0-       -0-     $412,748         ---            ---             ---         $412,748
Johnson, prior
President and     2007    $71,250     -0-       -0-          -0-         ---            ---             ---           71,250
CEO               2008        -0-     -0-       -0-      $87,500         ---            ---         $71,250          158,750
_______________________________________________________________________________________________________________________________
David
Urquhart,
prior
President and
CEO               2008    $42,000     -0-       -0-     $175,000         ---            ---             ---         $217,000
_______________________________________________________________________________________________________________________________
Thomas            2007   $120,869     -0-       -0-          -0-         ---            ---            ----         $120,869
Markham, Chief
Geologist         2008   $111,693     -0-       -0-      $87,500         ---            ---            ----          199,193
_______________________________________________________________________________________________________________________________

(1) This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer and Chief Geologist. During fiscal year ended December 31, 2008, we paid: (i) $158,750 to Marcus Johnson, our prior President/Chief Executive Officer represented by the valuation of the grant of 250,000 Stock Options valued at $87,500 and settlement of the salary accrued and owing from fiscal year ended December 31, 2007 of $71,250 by the issuance of 356,250 shares of common stock; and (ii) $199,193 to Thomas Markham, our Chief Geologist, represented by the valuation of the grant of 250,000 Stock Options valued at $87,500 and salary of $111,693. During fiscal year ended December 31, 2007, we accrued: (i) $71,250 to Marcus Johnson, our then President/Chief Executive Officer; and paid: (ii) $120,000 and an additional $869 in accordance with the 1.5% royalty interest to Thomas Markham, our then Chief Geologist. During fiscal year ended December 31, 2006, we also paid certain executive officers the following amounts, which did not exceed $100,000 and, therefore, not required to be disclosed in the Summary Compensation Table: (i) $60,000 and an additional $4,795 in accordance with the 1.5% royalty interest to Thomas Markham, our Chief Geologist; and (ii) $35,000 to Grant Atkins, our previous Chief Financial Officer.




(2) This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

(3) The amount paid to Marcus Johnson during fiscal year ended December 31, 2008 includes the aggregate amount of $71,250 in debt due and owing to Mr. Johnson by the issuance of 356,250 Pre Reverse Stock Split shares (118,750 post reverse stock split) of our restricted common stock at $0.20 per share.



STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2008

The following table sets forth information as at December 31, 2008 relating to Stock Options that have been granted to the Named Executive Officers:

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
                 Exercisable  Unexercisable  Options         Price     Expiration    Vested      Vested    Vested       Vested
Name                 (#)          (#)            (#)           ($)     Date            (#)        ($)        (#)          (#)
___________________________________________________________________________________________________________________________________

Marcus Johnson,   250,000         -0-           -0-                                   -0-         -0-        -0-           -0-
prior President/
CEO

Thomas Markham,   250,000         -0-           -0-                                   -0-         -0-        -0-           -0-
Chief Geologist


The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2008, 2007 and 2006:


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
_____________________________________________________________________________________________________________________________

Marcus Johnson,
Chairman
  2006                                             (3)
  2007                    -0-       -0-      $412,748           -0-              -0-               -0-          $412,748
  2008                    -0-       -0-           -0-           -0-              -0-               -0-               -0-
                          -0- (1)   -0-       $87,500           -0-              -0-               -0-          $ 87,500


Thomas Markham
   2006               $64,794       -0-            (3)          -0-              -0-               -0-          $477,542
   2007                   -0-       -0-      $412,748           -0-              -0-               -0-               -0-
   2008                   -0- (2)   -0-           -0-           -0-              -0-               -0-          $ 87,500
                     $ 87,500

Erik Essinger                                      (3)
   2006               $97,118       -0-      $206,374           -0-              -0-               -0-          $303,492
   2007                   -0-       -0-           -0-           -0-              -0-               -0-               -0-
   2008                   -0- (4)   -0-           -0-           -0-              -0-               -0-               -0-

Steve Jewett
  2006                    -0-       -0-            (3)          -0-              -0-               -0-         $  41,275
  2007                    -0-       -0-       $41,275           -0-              -0-               -0-               -0-
  2008 (5)                -0-       -0-           -0-           -0-              -0-               -0-               -0-
                          -0-

D. Bruce Horton (3)
  2006                    -0-       -0-       $41,275           -0-              -0-               -0-          $ 41,275
  2007                    -0-       -0-           -0-           -0-              -0-               -0-               -0-
  2008                    -0-       -0-           -0-           -0-              -0-               -0-               -0-

David Urquhart                                     (3)
 2008                     -0- (6)   -0-      $175,000           -0-              -0-               -0-          $175,000

Peter Wilson                                       (3)
 2008                     -0- (7)   -0-           -0-           -0-              -0-               -0-               -0-

Angelo Viard              -0-       -0-           -0-           -0-              -0-               -0-               -0-




(1) Marcus Johnson received $87,500 during fiscal year ended December 31, 2008 in accordance with settlement of amounts due and owing relating to his salary as executive compensation by way of issuance of 356,250 shares of common stock.

(2) Thomas Markham received the $111,693 during fiscal year ended December 31, 2008 and $64,794 during fiscal year ended December 31, 2006 as executive compensation in connection with his role as our Chief Geologist. Thomas Markham resigned from the Board of Directors effective as of April 30, 2008.

(3) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Scholes option pricing model.

(4) Erik Essiger received $97,118 during fiscal year ended December 31, 2006 as compensation for services rendered to us in connection with business related consulting and promotional services performed in Europe on our behalf.

(5) Stephen Jewett resigned from the Board of Directors effective as of December 18, 2008.

(6) David Urquhart received $42,000 during fiscal year ended December 31, 2008 as compensation in connection with his role as our prior President/Chief Executive Officer. Mr. Urquhart resigned from the Board of Directors effective as of August 8, 2008.

(7) Peter Wilson received $3,000 during fiscal year ended December 31, 2008 as executive compensation in connection with his role as our President/Chief Executive Officer commencing September 29, 2008. Mr. Wilson also became a member of our Board of Directors effective as of September 29, 2008.



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

During fiscal years ended December 31, 2008 and December 31, 2007, respectively, we paid an aggregate of $120,000 and $120,000, respectively, to Mr. Markham in accordance with the monthly fee and an additional $1,693 and $870, respectively, in accordance with the amounts earned under the royalty interest.

During fiscal year ended December 31, 2006, we paid an aggregate of $60,000 to Mr. Markham in accordance with the monthly fee and an additional $4,795 in accordance with the amounts earned under the royalty interest

URQUHART EXECUTIVE SERVICE AGREEMENT

On April 30, 2008, we entered into an executive service agreement with Westhampton Ltd., an Alberta corporation ("Westhampton") and David Urquhart (the "Executive Agreement"). In accordance with the terms and provisions of the Executive Agreement, Mr. Urquhart through Westhampton provided to us such services as required relating to his executive position as our President and Chief Executive Officer. In accordance with the further terms and provisions of the Executive Agreement, we paid to Westhampton a monthly fee of $10,000 and granted to Mr. Urquhart 500,000 Stock Options exercisable at $1.00 per share for a ten year period. The Executive Agreement may be terminated by either party upon thirty days notice.

Effective on August 8, 2008, our Board of Directors accepted the resignation of David Urquhart as our President/Chief Executive Officer and a director. We received notice of Mr. Urquhart's resignation approximately September 19, 2008. The resignation of Mr. Urquhart is not a result of any disagreement between us or Mr. Urquhart pertaining to matters relating to our operations, policies or practices. Therefore, the Executive Agreement was terminated effective August 8, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 15,216,196 shares of common stock issued and outstanding.

                                         AMOUNT AND
                                         NATURE OF          PERCENTAGE OF
NAME AND ADDRESS                         BENEFICIAL         BENEFICIAL
OF BENEFICIAL OWNER(1)                   OWNERSHIP(1)       OWNERSHIP

DIRECTORS AND OFFICERS:

Marcus Johnson                           1,658,966 (2)          10.90%
2020 Prospect Way
Bellingham, Washington 98229

D. Bruce Horton                             16,166 (3)            Nil
2443 Alder Street
Vancouver, British Columbia
Canada, V6H 4A4

Thomas Markham                           1,125,000 (4)           7.40%
8801 Christian Court
Plano, Texas 75025

Peter Wilson                                   -0-                -0-
69 Glenmore Drive
West Vancouver, British Columbia
Canada V7S 1A5

Erik Essiger                               166,666 (5)           1.09%
P.O. Box 37491 Dubai
United Arab Emeriates

William D. Thomas                           53,332 (6)           nil %
17314 State Highway Suite 306
Houston, Texas 77064

Angelo Viard                                 1,650                Nil
190 Cleaveland Road #3
Pleasant Hill, California 94523

All executive officers and directors     2,563,745 (7)          16.85%
as a group (7 persons)

*     Less than one percent.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 41,976,589 shares issued and outstanding. Beneficial ownership amounts reflect the Reverse Stock Split.

(2) This figure includes: (i) 1,118,750 shares of common stock; (ii) 166,666 Stock Options to purchase 166,666 shares of our common stock at an exercise price of $3.30 per share expiring on December 15, 2011; and (iii) 250,000 Stock Options to purchase 250,000 shares of our common stock at exercise price of $1.00 per share expiring on April 30, 2018.

(3) This figure includes 16,666 Stock Options to purchase 16,666 shares of our common stock at an exercise price of $3.30 per share expiring on December 15, 2011.

(4) This figure includes: (i) 208,333 shares of common stock; (ii) 166,666 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011; and (iii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share expiring on April 30, 2018.

(5) This figure includes: (i) 83,333 shares of common stock; and (ii) 83,333 Stock Options to purchase 83,333 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.

(6) This figure includes: (i) 26,666 shares of common stock; and (ii) 26,666 warrants to purchase 26,666 shares of our common stock at an exercise price of $1.50 per share expiring on June 27, 2009.

(7) This figure includes: (i) 1,437,082 shares of common stock; (ii) 599,997 Stock Options to purchase 599,997 shares of our common stock at $3.30 per share expiring on December 15, 2011; (iii) 500,000 Stock Options to purchase 500,000 shares of our restricted common stock at an exercise price of $1.00 per share expiring on April 30, 2018; and (iv) 26,666 warrants to purchase 26,666 shares of our common stock at an exercise price of $1.50 per share expiring on June 27, 2009.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
           INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2008.

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

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2008, we incurred approximately $43,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

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

During fiscal year ended December 31, 2008, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

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

4.4         Fletcher Lewis Letter (3)

4.5         Fletcher Lewis Consent dated December 31, 2004 (3)

4.6         American News Publishing Letter dated January 13, 2006 (3)

10.1 Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.1        Charter of Audit Committee (1)

10.2 Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.3 Option Agreement between Morgan Creek Energy Corp. nd Westrock Land Corp dated October 31, 2008. (6)

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

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2) Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3) Incorporated by reference from Form SB-2/A filed with the Commission on January 13, 2006.

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

(5) Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6) Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MORGAN CREEK ENERGY CORP.

Dated: April 13, 2009

                                   By: /s/ PETER WILSON
                                       _________________________________________
                                           Peter Wilson
                                           President/Chief Executive Officer



Dated: April 13, 2009

                                   By: /s/ WILLIAM D. THOMAS
                                       _________________________________________
                                           William D. Thomas
                                           Treasurer/Chief Financial Officer