Form 10-Q
period 2009-03-31
MORGAN CREEK ENERGY CORP
filed 2009-05-13
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the period ended March 31, 2009

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


Securities registered pursuant to                          Name of each exchange
    Section 12(b) of the Act:                              on which registered:
              NONE


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                             Outstanding as of  May 4, 2009
Common Stock, $0.001                              15,216,196

                            MORGAN CREEK ENERGY CORP.

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11

Item 4.   Controls and Procedures                                             12

Part II.  OTHER INFORMATION                                                   25

Item 1.   Legal Proceedings                                                   25

Item 1A.  Risk Factors                                                        25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         26

Item 3.   Defaults Upon Senior Securities                                     26

Item 4.   Submission of Matters to a Vote of Security Holders                 26

Item 5.   Other Information                                                   26

Item 6.   Exhibits                                                            26

PART I

ITEM 1. FINANCIAL STATEMENTS


                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2009
                                   (unaudited)


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                        March 31,        December 31,
                                                                          2009               2008
_____________________________________________________________________________________________________
                                                                       (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                $       584        $    14,883
   Other current assets                                                     25,804             25,804
_____________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                        26,388             40,687

OIL AND GAS PROPERTIES, unproven (Note 3)                                1,802,943          1,802,943
_____________________________________________________________________________________________________

TOTAL ASSETS                                                           $ 1,829,331       $  1,843,630
=====================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $   337,979        $   303,959
   Due to related parties (Note 6)                                         397,828            331,162
_____________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                  735,807            635,121
_____________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY  (Note 4)
Common stock, 33,333,333 shares authorized with $0.001 par value
Issued and outstanding
   15,216,196 common shares (December 31, 2008 -15,216,196)                 15,216             15,216
   Additional paid-in-capital                                            8,178,001          8,178,001
   Deficit accumulated during exploration stage                         (7,099,693)        (6,984,708)
_____________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY                                               1,093,524          1,208,509
_____________________________________________________________________________________________________

TOTAL LIABILITIES & STOCK HOLDERS' EQUITY                              $ 1,829,331       $  1,843,630
=====================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended               October 19, 2004
                                                              March 31                   (inception) to
                                                       2009              2008            March 31, 2009
________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES

   Investor relations                               $        -        $   112,845         $    322,018
   Consulting fees                                      15,000             60,000              871,960
   Management fees - related party                      45,600                  -              933,683
   Management fees - stock based compensation                -                  -            1,964,125
   Impairment of oil and gas properties                      -                  -            1,273,410
   Office and general                                   19,889             31,119              541,864
   Professional fees                                    27,904             51,562              663,656
________________________________________________________________________________________________________

NET OPERATING LOSS                                    (108,393)          (255,526)          (6,570,716)
________________________________________________________________________________________________________

OTHER EXPENSE
   Financing costs                                           -           (424,660)            (424,660)
   Interest expense                                     (6,592)            (9,343)            (104,317)
________________________________________________________________________________________________________

TOTAL OTHER EXPENSE                                     (6,592)          (434,003)            (528,977)
________________________________________________________________________________________________________

NET LOSS                                            $ (114,985)       $  (689,529)        $ (7,099,693)
======================================================================================================

BASIC LOSS PER COMMON SHARE                         $    (0.01)       $     (0.06)
=================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING-BASIC                             15,216,196        11,776,454
=================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three months ended             October 19, 2004
                                                                                March 31                  (inception) to
                                                                         2009             2008            March 31, 2009
_________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                             $(114,985)      $  (689,529)        $(7,099,693)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      - Stock based compensation                                               -                 -           1,964,125
      - Impairment of oil and gas properties                                   -                 -           1,273,410
      - Financing costs                                                        -           424,660             424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
   - Other current assets                                                      -            (2,275)            (50,804)
   - Due to related parties accrued                                       16,666            39,344             305,255
   - Accounts payable and accrued liabilities                             34,020           (53,525)            298,302
_________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                    (64,299)         (281,325)         (2,884,745)
_________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Oil and gas property expenditures                                           -           (55,598)         (2,761,266)
_________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                    -           (55,598)         (2,761,266)
_________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on sale and subscriptions of common stock                          -                 -           3,022,095
   Drilling Advances                                                           -                 -             759,000
   Advances from related parties-net                                      50,000           335,000           1,865,500
_________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 50,000           335,000           5,646,595
_________________________________________________________________________________________________________________________

INCREASE (DECREASE)  IN CASH                                             (14,299)           (1,923)                584

CASH, BEGINNING OF PERIOD                                                 14,883            16,098                   -
_________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                    $     584       $    14,175         $       584
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
      Cash paid for interest                                           $       -       $         -         $         -
      Cash paid for income taxes                                       $       -       $         -         $         -
      Common stock issued for acquisition of oil and gas property      $       -       $         -         $   950,000
      Transfer of bond against settlement of debt                      $       -       $         -         $    25,000
      Non-cash sale of oil and gas property                            $       -       $         -         $    65,000
      Common stock issued for settlement of debts (Note 4)             $       -       $ 2,856,997         $ 2,856,997


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico ("New Mexico Prospect"). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The company has also entered into an option to acquire an additional 7,763 net acres in New Mexico. (Refer to Note 3) In addition, we acquired leases in Texas (the "Quachita Prospect"). To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of March 31, 2009, the Company has an accumulated deficit of $7,099,693 and a working capital deficit of $709,419. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

CASH AND CASH EQUIVALENTS

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009 and December 31, 2008 that exceeded federally insured limits.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENT

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts ("SFAS 163"). SFAS 163 clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for the Company's interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which were effective for the Company's interim period commencing July 1, 2008. The adoption of this standard during the period did not have any impact on the Company's financial position, cash flows or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and was adopted by the Company beginning in the first quarter of 2009. The adoption of this standard during the period did not have any impact on the Company's financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard during the period did not have any impact on the Company's financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to January 1, 2009 will be recorded and disclosed following existing GAAP. The adoption of this standard during the period did not have any impact on the Company's financial position, cash flows or results of operations.


NOTE 3 - OIL AND GAS PROPERTIES
________________________________________________________________________________

(a) QUACHITA PROSPECT

The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353. The Company has a 100% Working Interest and a 77% N.R.I. in the leases.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


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

(b) NEW MEXICO PROSPECT

The Company to date has leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883. The Company has a 100% Working Interest and an 84.5% N.R.I. in the leases. On October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately 7,763 additional net acres of property within the State of New Mexico for a five year term in consideration for
$388,150. The Company optioned to acquire a 100% working interest in approximately 7,763 net acres; consisting of a 78.5% N.R.I. in the leases in approximately 2,017 net acres and an 81.5% N.R.I. in the leases in approximately 5,746 net acres. Under the terms of the agreement the Company has until April 16, 2009 to complete the transactions. (Refer to note 8).

(Subsequent to March 31, 2009, the term for completion of the transactions was extended to June 1, 2009).


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


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

During 2008, the Company completed a private placement consisting of 1,224,000 units at $0.75 per unit for total gross proceeds of $918,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $1.50 per share for a period of 12 months from the date of share issuance. A finders fee of 3.5% ($20,913) was paid on $597,500 of the private placement proceeds received.

(c) OTHER ISSUANCES

On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advances and accrued interest totaling $1,515,214. The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost during the period (refer to Note 6).

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

(d) SHARE PURCHASE WARRANTS

Details of the Company's share purchase warrants issued and outstanding as of March 31, 2009 are as follows:

                     Number of warrants
Exercise price       to purchase shares         Expiry Date
______________       __________________       ________________

    $1.50                 397,000             June 27, 2009
    $1.50                 827,000             October 23, 2009

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (continued)
________________________________________________________________________________

The Company's share purchase warrants activity for the period ended March 31, 2009 is summarized as follows:


                                                                           Weighted average
                                                      Weighted average       remaining In
                                                       exercise Price      contractual life
                               Number of Warrants        per share            (in years)
___________________________________________________________________________________________

Balance, December 31, 2007           314,702               $ 9.00                0.80
Issued                             1,224,000                 1.50                   -
Expired                             (314,702)                9.00                   -
Exercised                                  -                    -                   -
___________________________________________________________________________________________

Balance, December 31, 2008         1,224,000                 1.50                0.71
Issued                                     -                    -                   -
Expired                                    -                    -                   -
Exercised                                  -                    -                   -
___________________________________________________________________________________________

Balance, March 31, 2009            1,224,000               $ 1.50                0.46
===========================================================================================

All warrants are exercisable as at March 31, 2009.



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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (unaudited)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (continued)
________________________________________________________________________________

The Company's stock option activity for the period ended March 31, 2009 is summarized as follows:


                                                                           Weighted average
                                                      Weighted average       remaining In
                                                       exercise Price      contractual life
                               Number of Options         per share            (in years)
___________________________________________________________________________________________

Balance, December 31, 2007           616,668               $ 3.30                3.95
Granted                            1,250,000                 1.00                   -
Expired                                    -                    -                   -
Exercised                                  -                    -                   -
___________________________________________________________________________________________

Balance, December 31, 2008         1,866,668                 1.76                7.22
Granted                                    -                    -                   -
Expired                                    -                    -                   -
Exercised                                  -                    -                   -
___________________________________________________________________________________________

Balance, March 31, 2009            1,866,668               $ 1.76                6.97
===========================================================================================

All options are exercisable as at March 31, 2009.



NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of December 31, 2007, $1,365,500 was owed to a separate shareholder for advances made to the Company. During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 2,525,356 shares of common stock at a price of $0.75 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (Refer to Note 4). During the period, this shareholder made further advances of $50,000. As a result, as of March 31, 2009, $360,000 (December 31, 2008 - $310,000) was owed which bears interest at 8% per annum and has no specific repayment terms. As of March 31, 2009, total accrued interest was $25,755 (December 31, 2008 - $19,164).

MANAGEMENT FEES

During the three month period ended March 31, 2009, the Company incurred $45,600 (2008 -$60,000) for management fees to officers and directors. As of March 31, 2009, total amount owing in management fees was $12,073 (December 31, 2008 - $1,998).


NOTE 7 - INCOME TAXES
________________________________________________________________________________

The Company has adopted the FASB No. 109 for reporting purposes. As of March 31, 2009, the Company had net operating loss carry forwards of approximately $4,711,000 that may be available to reduce future years' taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NOTE 8 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to the period on March 31, 2009, the Company extended its option agreement on approximately 7,763 net acres on its New Mexico Prospect to June 1, 2009. (Refer to note 3)

                           FORWARD LOOKING STATEMENTS

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

CURRENT BUSINESS OPERATIONS

We are a natural resource exploration and production company currently engaged in the exploration, acquisition and development of oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (the "New Mexico Prospect"). The leases are unproven and were acquired for approximately $338,000. We have leased various properties totaling approximately 7,576 net acres within the State of New Mexico for a five-year term in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases. In addition, we have acquired leases in Texas (the "Quachita Prospect"). To date, we have acquired approximately 1,971 net acres within the Quachita Prospect in the State of Texas for a three-year term all expiring during the year ended 2009. We acquired a 100% working interest and a 77% net revenue interest in natural gas targeted Quachita Prospect leases.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of March 31, 2009, we incurred $1,357,208 in drilling and completion costs. As of March 31, 2009, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance of 1,265,000 shares (Post-Reverse Stock Split) of our restricted common stock at $0.63 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $37,950 was recorded as a finance cost.

NEW MEXICO PROSPECT

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

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

Subsequently, Westrock granted to us an extension to June 1, 2009 within which to complete our due diligence. It is anticipated that in the event the due diligence is completed satisfactory to us, the effective date of conveyance of the working interest in the New Mexico Leases to us will occur on approximately June 1, 2009.


RESULTS OF OPERATION

                                                                     FOR THE PERIOD FROM
                                                                       OCTOBER 19, 2004
                                        THREE MONTH PERIOD ENDED       (INCEPTION) TO
                                        MARCH 31, 2009 AND 2008        MARCH 31, 2009
                                        ________________________     ___________________

STATEMENT OF OPERATIONS DATA

GENERAL AND ADMINISTRATIVE EXPENSES

    Investor relations expenses          $    -0-       $112,845          $  322,018

    Consulting expenses                    15,000            -0-             871,960

    Management fees-related party          45,600         60,000             933,683

    Management fees-stock based
    compensation                              -0-            -0-           1,964,125

    Impairment of oil and gas
    properties                                -0-            -0-           1,273,410

    Office and general                     19,889         31,119             541,864

    Professional Fees                      27,904         51,562             663,656

NET OPERATING LOSS                      ($108,393)     ($255,526)        ($6,570,716)

OTHER EXPENSE

    Financing Costs                           -0-       (424,660)           (424,660)

    Interest expense                       (6,592)        (9,343)           (104,317)

NET LOSS                                ($114,985)     ($689,529)        ($7,099,693)


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

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2008.

Our net loss for the three month period ended March 31, 2009 was ($114,985) compared to a net loss of ($689,529) during the three month period ended March 31, 2008 (a decrease of $574,544). During the three month periods ended March 31, 2009 and 2008, we did not generate any revenue.

During the three month period ended March 31, 2009, we incurred general and administrative expenses of approximately $108,393 compared to $255,526 incurred during the three month period ended March 31, 2008 (a decrease of $147,133). These general and administrative expenses incurred during the three month period ended March 31, 2009 consisted of: (i) consulting fees of $15,000 (2008:
$60,000); (ii) office and general of $19,889 (2008: $31,119); (iii) professional fees of $27,904 (2008: $51,562); (iv) management fees - related party of $45,600 (2008: $0); and (v) investor relations of $-0- (2008: $112,845).

During the three month periods ended March 31, 2009 and March 31, 2008, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 decreased primarily due to the decrease in expenses associated with investor relations, consulting fees, office and general and professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $108,393 incurred as general and administrative expenses during the three month period ended March 31, 2009, we incurred consulting expenses of $15,000 (2008- $60,000). We further incurred management fees of $45,600 payable to our officers and directors. As of March 31, 2009, the total amount owing in management fees was $12,073.

Financing costs incurred during the three month periods ended March 31, 2009 and March 31, 2008 of $-0- and $424,660, respectively, were recorded as other expense. In addition, interest expense during the three month periods ended March 31, 2009 and March 31, 2008 of $6,592 and $9,343, respectively, was recorded as other expense. This resulted in a net loss of ($114,985) or ($0.01) per share for the three month period ended March 31, 2009 compared to a net loss of ($689,529) or ($0.06) per share for the three month period ended March 31, 2008. The weighted average number of shares outstanding was 15,216,196 for the three month period ended March 31, 2009 compared to 11,776,454 for the three month period ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT MARCH 31, 2009

As at the three month period ended March 31, 2009, our current assets were $26,388 and our current liabilities were $735,807, which resulted in a working capital deficiency of ($709,419). As at the three month period ended March 31, 2009, current assets were comprised of: (i) $584 in cash; and (ii) $25,804 in other current assets. As at the three month period ended March 31, 2009, current liabilities were comprised of: (i) $337,979 in accounts payable and accrued liabilities; and (ii) $397,828 in amounts due to related parties.

As at the three month period ended March 31, 2009, our total assets were $1,829,331 comprised of: (i) $26,388 in current assets; and (ii) $1,802,943 in unproven oil and gas properties. The slight decrease in total assets during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the decrease in cash.

As at the three month period ended March 31, 2009, our total liabilities were $735,807 comprised entirely of current liabilities. The increase in liabilities during the three month period ended March 31, 2009 from fiscal year ended December 31, 2008 was primarily due to an increase in accounts payable and accrued liabilities and amounts due to related parties. See " - Material Commitments".

Stockholders' equity decreased from $1,208,509 as of December 31, 2008 to stockholders' equity of $1,093,524 as of March 31, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2009, net cash flows used in operating activities was ($64,299), consisting primarily of a net loss of ($114,985). Net cash flows used in operating activities was changed by $16,666 relating to an accrual due to related parties and $34,020 in accounts payable and accrued liabilities. For the three month period ended March 31, 2008, net cash flows used in operating activities was ($281,325), consisting primarily of a net loss of ($689,529), adjusted by $424,660 in financing costs and further changed by $39,344 relating to an accrual due to related parties, ($2,275) in other current assets and ($53,525) in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three month period ended March 31, 2009, net cash flows used in investing activities was $-0-. For the three month period ended March 31, 2008, net cash flows used in investing activities was ($55,598) for the acquisition of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2009, net cash flows provided from financing activities was $50,000 compared to $335,000 for the three month period ended March 31, 2008. Cash flows from financing activities for the three month period ended March 31, 2009 consisted of $50,000 in advances from related parties. Cash flows from financing activities for the three month period ended March 31, 2008 consisted of $335,000 in advances from related parties.

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

During fiscal year ended December 31, 2008, we completed a private placement consisting of 1,224,000 units at the price of $0.75 per unit for total gross proceeds of $918,000 excluding finders fees of ($20,913). During fiscal year ended December 31, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 7,576,068 shares pre reverse stock split (2,525,356 shares post reverse stock split) and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. Effective March 24, 2008, we also closed a further private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 4,585,616 shares pre reverse stock split (1,528,538 shares post reverse stock split) and received gross proceeds of $962,980, of which all consisted of settlement of debt and acquisition of the interest in the Boggs #1 well.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during fiscal year ended December 31, 2008, additional advances were made by this same shareholder to us of $885,000 for an aggregate amount of $2,250,500 due and owing. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,515,214 to various assignees and settled the $1,515,214 pursuant to the issuance of 7,576,068 shares pre reverse stock split (2,525,356 shares post reverse stock split) of our restricted common stock at $0.25 ($0.75 post reverse stock split) per share. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost. As a result, as at March 31, 2009, an aggregate $360,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at March 31, 2009, total accrued interest was $25,755.

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

EXCHANGE  RATE

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

INTEREST RATE

Interest rates in the United States are generally controlled. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Quarterly Report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROLS

Our management had remediated the material weaknesses that were reported from our 10-K/A for the fiscal year end December 31, 2007 which were filed on October 2, 2008. (A) Management implemented an audit committee that oversees and monitors our financials (See Paragraph on Audit committee report below). (B) Adequate segregation of duties were put in place to reduce the likelihood that errors (intentional or unintentional) will remain undetected by providing for separate processing by different individuals at various stages of a transaction and for independent reviews of the work performed. No further significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2009 filed with the Securities and Exchange Commission.


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

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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



                                   MORGAN CREEK ENERGY CORP.

Dated: May 4, 2009

                                   By: /s/ PETER WILSON
                                       _________________________________________
                                           Peter Wilson
                                           President and Chief Executive Officer



Dated: May 4, 2009
                                   By: /s/ WILLIAM D. THOMAS
                                       _________________________________________
                                           William D. Thomas
                                           Chief Financial Officer