Form 10-Q
period 2009-06-30
MORGAN CREEK ENERGY CORP
filed 2009-08-10
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                       For the period ended June 30, 2009


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                          Outstanding as of  August 4, 2009
Common Stock, $0.001                           34,032,392*

*Increased from 17,016,196 shares of common stock to 34,032,392 shares of common stock as a result of the August 3, 2009 Forward Stock Split.

                           MORGAN CREEK ENERGY CORP.

                                   Form 10-Q

Part 1.   FINANCIAL INFORMATION                                                4

Item 1.   FINANCIAL STATEMENTS
             Balance Sheets                                                    5
             Statements of Operations                                          6
             Statements of Cash Flows                                          7
             Notes to Financial Statements                                     8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          26

Item 4.   Controls and Procedures                                             27

Part II.  OTHER INFORMATION                                                   28

Item 1.   Legal Proceedings                                                   28

Item 1A.  Risk Factors                                                        28

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         28

Item 3.   Defaults Upon Senior Securities                                     28

Item 4.   Submission of Matters to a Vote of Security Holders                 28

Item 5.   Other Information                                                   29

Item 6.   Exhibits                                                            30

PART I

ITEM 1. FINANCIAL STATEMENTS











                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2009
                                   (UNAUDITED)


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                                        June 30,          December 31,
                                                                          2009               2008
_____________________________________________________________________________________________________
                                                                       (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                                $    20,843        $    14,883
   Prepaid expenses and other                                               12,049             25,804
_____________________________________________________________________________________________________

TOTAL CURRENT ASSETS                                                        32,892             40,687

OIL AND GAS PROPERTIES, unproven (Note 3)                                1,811,943          1,802,943
_____________________________________________________________________________________________________

TOTAL ASSETS                                                           $ 1,844,835        $ 1,843,630
=====================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                            $   351,434        $   303,959
   Due to related parties (Note 6)                                         485,013            331,162
_____________________________________________________________________________________________________

TOTAL CURRENT LIABILITIES                                                  836,447            635,121

TOTAL LIABILITIES                                                          836,447            635,121
_____________________________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
   30,432,392 common shares (December 31, 2008 - 30,432,392)                30,432             30,432
   Additional paid-in-capital                                            8,162,785          8,162,785
   Private placement subscriptions                                          65,000                  -
   Deficit accumulated during exploration stage                         (7,249,829)        (6,984,708)
_____________________________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY                                               1,008,388          1,208,509
_____________________________________________________________________________________________________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $ 1,844,835        $ 1,843,630
=====================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                                                                                  October 19,
                                                                                                                     2004
                                                      Three Months Ended               Six Months Ended           (inception)
                                                            June 30                         June 30               to June 30,
                                                     2009            2008            2009            2008            2009
_____________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Investor relations                             $         -     $    33,644     $         -     $    33,644     $   322,018
   Consulting fees                                          -          64,937          15,000         177,782         871,960
   Management fees - related party                     65,000          91,500         110,600         151,500         998,683
   Management fees - stock based compensation               -         436,955               -         436,955       1,964,125
   Impairment of oil and gas properties                     -               -               -               -       1,273,410
   Office and general                                  46,445          96,389          66,332         127,509         588,307
   Professional fees                                   30,680          68,687          58,584         120,249         694,336
_____________________________________________________________________________________________________________________________

NET OPERATING LOSS:                                  (142,125)       (792,112)       (250,516)     (1,047,639)     (6,712,839)
_____________________________________________________________________________________________________________________________

OTHER EXPENSE
   Financing costs                                          -               -               -        (424,660)       (424,660)
   Interest expense                                    (8,011)        (13,105)        (14,603)        (22,448)       (112,330)
_____________________________________________________________________________________________________________________________

TOTAL OTHER EXPENSE                                    (8,011)         (9,425)        (14,603)       (447,108)       (536,990)
_____________________________________________________________________________________________________________________________

NET LOSS                                          $  (150,136)    $  (805,217)    $  (265,120)    $(1,494,747)    $(7,249,829)
=============================================================================================================================



BASIC LOSS PER COMMON SHARE                       $     (0.00)    $     (0.03)    $     (0.01)    $     (0.06)
=============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
-BASIC                                             30,432,392      27,984,392      30,432,392      25,352,382
=============================================================================================================



The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                   October 19,
                                                                                       Six Months Ended                2004
                                                                                            June 30               (inception) to
                                                                                     2009            2008         June 30, 2009
________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $  (265,120)    $(1,494,747)     $(7,249,827)
   Adjustments to reconcile net loss to net cash used in operating activities:
   - Stock based compensation                                                               -         436,955        1,964,125
   - Impairment of oil and gas properties                                                   -               -        1,273,410
   - Interest accrued                                                                  14,603          22,448          112,329
   - Financing costs                                                                        -         424,660          424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
   - Prepaid expenses and other                                                        13,755          (5,413)         (37,049)
   - Due to related parties                                                            39,247          26,321          230,111
   - Accounts payable and accrued liabilities                                          47,475        (145,593)         311,755
________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                (150,040)       (735,369)      (2,970,486)
________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Oil and gas property expenditures                                                   (9,000)       (102,238)      (2,770,266)
________________________________________________________________________________________________________________________________

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                            (9,000)       (102,238)      (2,770,266)
________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on subscriptions of common stock                                           65,000         400,000        3,087,095
   Drilling Advances                                                                        -               -          759,000
   Advances from related parties                                                      100,000         480,000        1,915,500
________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             165,000         880,000        5,761,595
________________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                        5,960          42,393           20,843

CASH, BEGINNING OF PERIOD                                                              14,883          16,098                -
________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                               $    20,843     $    58,491      $    20,843
================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
     Cash paid for interest                                                       $         -     $         -      $         -
     Cash paid for income taxes                                                   $         -     $         -      $         -
     Common stock issued for acquisition of oil and gas property                  $         -     $         -      $   950,000
     Transfer of bond against settlement of debt                                  $         -     $         -      $    25,000
     Non-cash sale of oil and gas property                                        $         -     $         -      $    65,000
     Common stock issued for settlement of debts (Note 4)                         $         -     $ 2,856,997      $ 2,856,997


The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

GOING CONCERN
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of June 30, 2009, the Company has an accumulated deficit of $7,249,829 and a working capital deficit of $803,555. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

CASH AND CASH EQUIVALENTS
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009 and December 31, 2008 that exceeded federally insured limits.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at June 30, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

RECENT ACCOUNTING PRONOUNCEMENT
In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company's financial position, cash flows or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

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

(b) NEW MEXICO PROSPECT
The Company to date has leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883. The Company has a 100% Working Interest and an 84.5% N.R.I. in the leases. On October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately 5,763 additional net acres of property within the State of New Mexico for a five year term in consideration for
$388,150.   The  Company   optioned  to  acquire  a  100%  working  interest  in
approximately 5,763 net acres; and an 81.5% N.R.I. in the leases in approximately 5,763 net acres. Under the terms of the agreement the Company had until April 16, 2009 to complete the transactions. The Option Agreement was subsequently extended on March 31, 2009 and June 1, 2009 whereby the option period has been extended to September 15, 2009.

Subsequent to the period on July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. ("FormCap"), for joint drilling on the Company's New Mexico prospect. FormCap is required to drill and complete two mutually defined targets on the Company's leases in return for an earned 50% Working Interest in the entire New Mexico Prospect. (Refer to note 7).

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

(c) OKLAHOMA PROSPECT

On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation ("Bonanza") for an option to earn a 60% interest of Bonanza's 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma. The parties intend to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 will be paid to Bonanza, whereby Bonanza will grant Morgan Creek an exercise period of one year. As per a verbal agreement, the 60 day period has been extended to August 17, 2009.

In order to exercise the option, the Company will be required to incur $2,400,000 in exploration and drilling expenditures during the Option Period which will be one year. In the event that Morgan Creek does not do so the option will terminate, Morgan Creek will cease to have any interest in the prospect and Bonanza will retain the benefit of any drilling or exploration expenditures made by Morgan Creek during the Option Period.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)
________________________________________________________________________________

(a) SHARE CAPITAL
The Company's capitalization is 66,666,666 common shares with a par value of $0.001 per share.

On April 22, 2008, the directors of the Company approved a special resolution to undertake a reverse split of the common stock of the Company on a basis of 1 new share for 3 old shares. On July 26, 2006, the directors of the Company approved a special resolution to undertake a further forward split of the common stock of the Company on a basis of 2 new shares for 1 old share. On May 10, 2006, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share. On July 14, 2009, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share.

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 2:1 forward stock split on May 10, 2006, the 2:1 forward split on August 8, 2006 and the 3:1 reverse stock split on April 22, 2008 and the 2:1 forward split on August 3, 2009, have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

On December 19, 2006, a founding shareholder of the Company returned 8,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

(b) PRIVATE PLACEMENTS
On November 26, 2004, the Company issued 4,133,332 shares of common stock at $0.0375 per share for proceeds of $155,000.

On December 15, 2004, the Company issued 5,033,334 shares of common stock at $0.0375 per share for proceeds of $188,750 and 1,760,534 shares of common stock at $0.1875 per share for proceeds of $330,100.

On March 9, 2005, the Company issued 186,666 shares of common stock at a price of $0.1875 per share for proceeds of $35,000.

On October 16, 2006, the Company completed a private placement consisting of 629,404 units at $2.25 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $4.50 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 375,556 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(b) PRIVATE PLACEMENTS (CONTINUED)

During 2008, the Company completed a private placement consisting of 2,448,000 units at $0.375 per unit for total gross proceeds of $918,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.75 per share for a period of 12 months from the date of share issuance. A finders fee of 3.5% ($20,913) was paid on $597,500 of the private placement proceeds received.

Subsequent to June 30, 2009, the Company completed a private placement consisting of 1,960,000 units at $0.125 per unit for total proceeds of $245,000 of which $65,000 had been received as of June 30, 2009. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. A finders fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received

(c) OTHER ISSUANCES
On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advances and accrued interest totaling $1,515,214. The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost during the period (refer to Note 6).

On March 24, 2008, the Company issued 3,057,076 shares of common stock at a price of $0.315 per share on settlement of related party advances and the acquisition of the interest in the Boggs #1 well totalling $962,980. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost during the period (refer to Notes 3 and 6).

Subsequent to June 30, 2009, the Company issued 1,640,000 units at $0.125 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance (refer Note 6 & 7)

(d) SHARE PURCHASE WARRANTS
Details of the Company's share purchase warrants issued and outstanding as of June 30, 2009 are as follows:

Exercise price     Number of warrants to purchase shares       Expiry Date
_____________________________________________________________________________

    $0.75                       1,654,000                    October 23, 2009


The Company's share purchase warrants activity for the period ended June 30, 2009 is summarized as follows:


                                                                 Weighted average exercise        Weighted average remaining
                                         Number of Warrants           Price per share           In contractual life (in years)
______________________________________________________________________________________________________________________________

Balance, December 31, 2007                     629,404                    $ 4.50                             0.80
Issued                                       2,448,000                      0.75                                -
Expired                                       (629,404)                     4.50                                -
Exercised                                            -                         -                                -
______________________________________________________________________________________________________________________________

Balance, December 31, 2008                   2,448,000                      0.75                             0.71
Issued                                               -                         -                                -
Expired                                       (794,000)                     0.75                                -
Exercised                                            -                         -                                -
______________________________________________________________________________________________________________________________

Balance, June 30, 2009                       1,654,000                    $ 0.75                             0.31
==============================================================================================================================


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(d) SHARE PURCHASE WARRANTS (CONTINUED)

All warrants are exercisable as at June 30, 2009.

Subsequent to June 30, 2009, the Company issued 3,600,000 warrants exercisable at $0.25 per share for a period of 12 months from the date of issuance.

NOTE 5 - STOCK OPTION PLAN
________________________________________________________________________________

On April 3, 2006, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 3,333,334 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008, the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 5,000,000 shares.

As approved by the Board of Directors, on December 12, 2006, the Company granted 1,233,336 stock options to certain officers, directors and management of the Company at $1.65 per share. The term of these options are five years. The total fair value of these options at the date of grant was estimated to be $1,527,170 and was recorded as a stock based compensation expense during 2006. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 4.49%; dividend yield of 0% and expected volatility of 187%.

As approved by the Board of Directors on April 30, 2008, the Company granted 2,500,000 stock options to certain officers, directors and management of the Company at $0.50 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $436,955 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.77%; dividend yield of 0% and expected volatility of 210%.

Subsequent to June 30, 2009 on July 14, 2009, the Company cancelled 3,566,670 stock options to certain officers, directors and management of the Company and authorized the issuance of 3,000,000 new stock options to certain officers, directors and management of the Company at $0.25 per share. The term of the new options is ten years.

The Company's stock option activity for the period ended June 30, 2009 is summarized as follows:


                                                                  Weighted average exercise       Weighted average remaining
                                         Number of Options             Price per share          In contractual life (in years)
______________________________________________________________________________________________________________________________

Balance, December 31, 2007                   1,233,336                    $ 1.65                             3.95
Granted                                      2,500,000                      0.50                                -
Expired                                              -                         -                                -
Exercised                                            -                         -                                -
____________________________________________________________________________________________________________________________

Balance, December 31, 2008                   3,733,336                      0.88                             7.22
Granted                                              -                         -                                -
Expired                                              -                         -                                -
Exercised                                            -                         -                                -
____________________________________________________________________________________________________________________________

Balance, June 30, 2009                       3,733,336                    $ 0.88                             6.72
==============================================================================================================================


All options are exercisable as at June 30, 2009.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company. During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (Refer to Note 4). During the period, this shareholder made further advances of $100,000. As a result, as of June 30, 2009, $410,000 (December 31, 2008 - $310,000) was owed which bears interest at 8% per annum and has no specific repayment terms. As of June 30, 2009, total accrued interest was $33,767 (December 31, 2008 - $19,164).

Subsequent to June 30, 2009, the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0. 25 per share for a period of 12 months from the date of issuance.

MANAGEMENT FEES
During the six month period ended June 30, 2009, the Company incurred $110,600 (2008 -$151,500) for management fees to officers and directors. As of June 30, 2009, total amount owing in accrued and unpaid management fees was $43,845 (2008
- $nil).

NOTE 7 - SUBSEQUENT EVENTS
________________________________________________________________________________

On July 9, 2009, the Company entered into a Letter Agreement with FormCap, for joint drilling on the Company's New Mexico prospect. FormCap is required to drill and complete two mutually defined targets on the Company's leases in return for an earned 50% Working Interest in the entire New Mexico Prospect.

On July 14, 2009, the Company cancelled 3,566,670 stock options to certain officers, directors and management of the Company and authorized the issuance of 3,000,000 new stock options to certain officers, directors and management of the Company at $0.25 per share. The term of the new options is ten years.

Subsequent to June 30, 2009, the Company completed a private placement consisting of 1,960,000 units at $0.125 per unit for total proceeds of $245,000 of which $65,000 had been received as of June 30, 2009. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. A finders fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received (refer Note 4).

Subsequent to June 30, 2009, the Company issued 1,640,000 units at $0.125 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

On July 14, 2009, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 2 new shares for 1 old share. The forward stock split became effective August 3, 2009.

The Letter Agreement with Bonanza Resources Corporation ("Bonanza") dated May 28, 2009 for an option to earn a 60% interest of Bonanza's 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma. As per a verbal agreement, the 60 day period due diligence period has been extended to August 17, 2009.

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

RECENT DEVELOPMENTS

AUGUST 3, 2009 FORWARD STOCK SPLIT

On July 14, 2009, our Board of Directors pursuant to a Board of Directors meeting authorized and approved a forward stock split of two for one of our total issued and outstanding shares of common stock (the "Forward Stock Split").

The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on August 3, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 17,016,196 to approximately 34,032,392 shares of common stock. The common stock will continue to be $0.001 par value.

Amendment to Articles of Incorporation

Commensurate with the Forward Stock Split, the authorized share capital was increased from 33,333,333 shares of common stock to 66,666,666 shares of common stock with a par value of $0.001 per share. An amendment to our Articles of Incorporation was filed with the Nevada Secretary of State on July 31, 2009 affecting the increase in our authorized capital.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of June 30, 2009, we incurred $1,357,208 in drilling and completion costs. As of June 30, 2009, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors' initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement through the issuance of 2,530,000 shares of our restricted common stock at $0.315 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $37,950 was recorded as a finance cost.

NEW MEXICO PROSPECT

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

WESTROCK LAND CORP. OPTION AGREEMENT. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the "Option Agreement") with Westrock Land Corp, a private Texas corporation ("Westrock"). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres of property within the State of New Mexico with a net revenue interest of 81.5% pertaining to 5,746 of the net acres (the "New Mexico Leases"); (b) Westrock ; (iii) we desire to acquire a 100% working interest in the New Mexico Leases for a total purchase price of approximately $388,150; and (iv) we have until April 16, 2009 to complete our due diligence (the "Option Period").

The Option Agreement was subsequently extended on March 31, 2009 and June 1, 2009 whereby the option period has been extended to September 15, 2009. It is anticipated that in the event the due diligence is completed satisfactory to us, the effective date of conveyance of the working interest in the New Mexico Leases to us will occur on approximately September 15, 2009.

BONANZA RESOURCES CORPORATION OPTION AGREEMENT.

Effective on June 2, 2009, our Board of Directors, pursuant to unanimous vote at a special meeting of the Board, authorized the execution of a letter agreement dated May 28, 2009 (the "Option Agreement") with Bonanza Resources (Texas) Inc., the wholly owned subsidiary of Bonanza Resources Corporation ("Bonanza Resources"), to purchase a certain percentage of Bonanza Resources' eighty-five percent (85%) leasehold interest in and to certain leases located in Beaver County, State of Oklahoma (the "Bonanza Resources Interest"). In accordance with the terms and provisions of the Option Agreement: (i) we have agreed to make a non-refundable payment to Bonanza Resources of $150,000 within sixty (60) days from the date of this Option Agreement; and (ii) Bonanza Resources has agreed to grant to us an option having an exercise period of one year (the "Option Period") to purchase a sixty percent (60%) partial interest (the "Partial Interest") in the Bonanza Resources Interest. In the event we do not pay the $150,000 to Bonanza Resources within sixty days from the date of the Option Agreement, the Option Agreement will terminate.

The Bonanza Resources Interest is held by Bonanza Resources pursuant to that certain letter agreement between Bonanza Resources, Ryan Petroleum LLC and Radian Energy L.C. dated February 25, 2009 (the "Original Agreement"). Therefore, in the event we pay the $150,000 to Bonanza Resources within the sixty day period from the date of the Option Agreement, and in accordance with the further terms and provisions of the Option Agreement: (i) we shall assume that amount of Bonanza Resources' right, title and interest and obligations under the Original Agreement as is proportionate to the Partial Interest; and
(ii) we must incur $2,400,000 in exploration and drilling expenditures (the "Exploration Expenditures") during the Option Period. In the event that we do not exercise the Option Agreement, Bonanza shall retain the $150,000 as liquidated damages for our failure to incur the Exploration Expenditures.

In the event we incur the Exploration Expenditures and exercise the Option Agreement, a definitive agreement shall be executed by both parties with respect to the Parial Interest.

FORMCAP  CORPORATION OPTION AGREEMENT

Effective on July 14, 2009, our Board of Directors, pursuant to unanimous vote at a special meeting of the Board, authorized the execution of a letter agreement dated July 9, 2009 (the "Option Agreement") with Formcap Corporation ("Formcap"), to purchase a 50% working interest (40.75% net revenue interest) of our 81.5% leasehold interest in and to certain leases located in Curry County, State of New Mexico (the "Frio Draw Prospect Interest").

In accordance with the terms and provisions of the Option Agreement: (i) Formcap has agreed to pay us a $100,000 initial payment (the "Initial Payment") within five business days from the completion of its due diligence; (ii) the balance of funds for the initial well will be advanced by FormCap to us within five business days from receipt of a mutually agreed upon approval for expenditure, which balance of such funds for the initial well are to be received by us no later than September 8, 2009; and (iii) the Initial Payment will be applied towards the total consideration to be paid by FormCap to us, which will include the cost of drilling and completing two wells at a total estimated cost of approximately $1,300,000.

In accordance with the further terms and provisions of the Option Agreement: (i) FormCap will provide to us the dry hole and completion costs estimated at $650,000 in advance of drilling the first well; (ii) upon drilling and completion of the first well, we will assign to FormCap a 25% working interest (20.375% net revenue interest) in the Frio Draw Prospect Interest; and (iii) upon receipt by us of the funds from Formcap in advance of drilling the second well, we will assign to FormCap the additional 25% working interest (20.375% net revenue interest). Costs associated with the drilling of all subsequent wells will be shares on an equal basis between us and FormCap.

We have granted to FormCap the time period between the date of execution of the Option Agreement and August 15, 2009 to complete its due diligence (the "Option Period").

RESULTS OF OPERATION


                                                             FOR THE PERIOD FROM
                                                              OCTOBER 19, 2004
                                 SIX MONTH PERIOD ENDED        (INCEPTION) TO
                                 JUNE 30, 2009 AND 2008         JUNE 30, 2009
                                 _________________________    __________________
STATEMENT OF OPERATIONS DATA

GENERAL AND ADMINISTRATIVE
EXPENSES
   Investor relations           $     -0-     $    33,644        $   322,018
   expenses

   Consulting expenses             15,000         177,782            871,960

   Management fees -              110,600         151,500            998,683
   related party

   Management fees -                  -0-         436,955          1,964,125
   stock based
   compensation

   Impairment of oil and              -0-             -0-          1,273,410
   gas  properties

   Office and general              66,332         127,509            588,307

   Professional Fees               58,584         120,249            694,336

NET OPERATING LOSS              $(250,516)    $(1,047,639)       $(6,712,839)

OTHER EXPENSE
   Financing Costs                    -0-        (424,660)          (424,660)
   Interest expense               (14,603)        (22,448)          (112,330)

NET LOSS                        $(265,120)    $(1,494,747)       $(7,249,829)

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

SIX MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2008

Our net loss for the six-month period ended June 30, 2009 was approximately ($265,120) compared to a net loss of ($1,494,747) during the six-month period ended June 30, 2008 (a decrease of $1,229,627). During the six-month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the six-month period ended June 30, 2009, we incurred general and administrative expenses of approximately $250,516 compared to $1,047,639 incurred during the six-month period ended June 30, 2008 (a decrease of $797,123). These general and administrative expenses incurred during the six-month period ended June 30, 2009 consisted of: (i) investor relations of $-0- (2008: $33,644); (ii) consulting fees of $15,000 (2008: $177,782); (iii)
office and general of $66,332 (2008: $127,509); (iv) professional fees of $58,584 (2008: $120,249); (v) management fees - related party of $110,600 (2008:
$151,500);  and (vi) management  fees - stock based  compensation of $-0- (2008:
$436,955).

During the six-month periods ended June 30, 2009 and 2008, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 decreased primarily due to the reduction of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses were reduced expenses further due to the decrease in investor relations, consulting fees, office and general expenses and professional fees relating to the decrease scope of business operations during the period. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $250,516 incurred as general and administrative expenses during the six-month period ended June 30, 2009, we incurred consulting fees of $15,000 and management fees of $110,600 payable to our officers, managers and directors.

Financing costs incurred during the six-month period ended June 30, 2009 were $-0- (2008: $424,660). Our net loss during the six-month period ended June 30, 2009 was ($265,120) or ($0.01) per share compared to a net loss of ($1,494,747) or ($0.06) per share during the six-month period ended June 30, 2008. The weighted average number of shares outstanding was 30,432,392 for the six-month period ended June 30, 2009 compared to 25,352,382 for the six-month period ended June 30, 2008.

THREE MONTH PERIOD ENDED JUNE 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2008.

Our net loss for the three month period ended June 30, 2009 was ($150,136) compared to a net loss of ($805,217) during the three month period ended June 30, 2008 (a decrease of $655,081). During the three month periods ended June 30, 2009 and 2008, we did not generate any revenue.

During the three month period ended June 30, 2009, we incurred general and administrative expenses of approximately $142,125 compared to $792,112 incurred during the three month period ended June 30, 2008 (a decrease of $649,987). These general and administrative expenses incurred during the three month period ended June 30, 2009 consisted of: (i) consulting fees of $-0- (2008: $64,937);
(ii) office and general of $46,445 (2008: $96,389); (iii) professional fees of $30,680 (2008: $68,687); (iv) management fees - related party of $65,000 (2008:
$91,500); and (v) investor relations of $-0- (2008: $33,644) and (vi) management fee-stock based compensation of $-0- (2008-$436,955)

During the three month periods ended June 30, 2009 and June 30, 2008, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008 decreased primarily due to the decrease in expenses associated with investor relations, consulting fees, office and general and professional fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $142,125 incurred as general and administrative expenses during the three month period ended June 30, 2009, we incurred consulting expenses of $-0- (2008- $64,937). We further incurred management fees of $65,000 payable to our officers, managers and directors. As of June 30, 2009, the total amount owing in management fees was $43,845.

Interest expense during the three month periods ended June 30, 2009 and June 30, 2008 of $8,011 and $13,105, respectively, was recorded as other expense. This resulted in a net loss of ($150,136) or ($0.00) per share for the three month period ended June 30, 2009 compared to a net loss of ($805,217) or ($0.03) per share for the three month period ended June 30, 2008. The weighted average number of shares outstanding was 30,432,392 for the three month period ended June 30, 2009 compared to 27,984,392 for the three month period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT JUNE 30, 2009

As at June 30, 2009, our current assets were $32,892 and our current liabilities were $836,447, which resulted in a working capital deficiency of ($803,555). As at June 30, 2009, current assets were comprised of: (i) $20,843 in cash; and
(ii) $12,049 in other current assets. As at the six month period ended June 30, 2009, current liabilities were comprised of: (i) $351,434 in accounts payable and accrued liabilities; and (ii) $485,013 in amounts due to related parties.

As at ended June 30, 2009, our total assets were $1,844,835 comprised of: (i) $32,892 in current assets; and (ii) $1,811,943 in unproven oil and gas properties. The slight increase total assets at ended June 30, 2009 from December 31, 2008 was primarily due to the increase in cash.

As at ended June 30, 2009, our total liabilities were $836,447 comprised entirely of current liabilities. The increase in liabilities at June 30, 2009 from December 31, 2008 was primarily due to an increase in accounts payable and accrued liabilities and amounts due to related parties. See " - Material Commitments".

Stockholders' equity decreased from $1,208,509 as of December 31, 2008 to stockholders' equity of $1,008,388 as of June 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2009, net cash flows used in operating activities was ($150,040), consisting primarily of a net loss of ($265,120). Net cash flows used in operating activities was changed by $39,247 relating to an accrual due to related parties, interest accrued for $14,603, prepaid expenses for $13,755 and $47,475 in accounts payable and accrued liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six month period ended June 30, 2009, net cash flows used in investing activities was ($9,000) for the acquisition of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2009, net cash flows provided from financing activities was $165,000 compared to $880,000 for the six month period ended June 30, 2008. Cash flows from financing activities for the six month period ended June 30, 2009 consisted of $65,000 in proceeds from subscriptions of common stock and $100,000 in advances from related parties.

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

During fiscal year ended December 31, 2008, we completed a private placement consisting of 2,448,000 units at the price of $0.375 per unit for total gross proceeds of $918,000 excluding finders fees of ($20,913). During fiscal year ended December 31, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 5,050,712 shares and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. Effective March 24, 2008, we also closed a further private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 3,057,076 shares and received gross proceeds of $962,980, of which all consisted of settlement of debt and acquisition of the interest in the Boggs #1 well. Effective July 14, 2009, the Company closed a further private placement under Regulation S of the Securities Act pursuant to which we issued an aggregate of 3,600,000 units, each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance, and received gross proceeds of $450,000 of which $245,000 was in cash and $205,000 consisted of settlement of related party advances and accounts payable.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during fiscal year ended December 31, 2008, additional advances were made by this same shareholder to us of $885,000 for an aggregate amount of $2,250,500 due and owing. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,515,214 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost. As a result, as at June 30, 2009, an aggregate $410,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at June 30, 2009, total accrued interest was $33,767. Effective July 14, 2009, the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholders advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2009 filed with the Securities and Exchange Commission.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

JULY 2009 PRIVATE PLACEMENT OFFERING

Effective July 2009, we completed a private placement offering (the "2009 Private Placement") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the 2009 Private Placement, we issued to the Investors an aggregate of 1,960,000 units at a per unit price of $0.125 (the "Unit") in our capital for aggregate proceeds of $245,000, of which as at the date of this Quarterly Report an aggregate of $65,000 has been received. Each Unit was comprised of one share of restricted common stock and one non-transferable warrant (the "Warrant"). Each Warrant is exercisable at $0.25 per share for a period of one year from the date of issuance (the "Exercise Period").

The Units  under the 2009  Private  Placement  were  sold to  non-United  States
Investors  in reliance  on  Regulation  S  promulgated  under the United  States
Securities Act of 1933, as amended (the "Securities Act"). The 2009 Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

DEBT SETTLEMENT

Effective during July 2009, we issued 1,640,000 Units at a per share price of $0.125 in accordance with the terms and provisions of a settlement agreement. We settled an aggregate of $200,000 in related party advances and $5,000 in accounts payable. Each Unit was comprised of one share of restricted common stock and one non-transferable Warrant. Each Warrant is exercisable at $0.25 per share for a period of one year from the date of issuance (the "Exercise Period"). The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

We had adopted a stock option plan (the "2006 Stock Option Plan"), pursuant to which there was an aggregate of 5,000,000 shares available for issuance under the 2008 Stock Option Plan, reduced to 3,333,334 shares in accordance with a reverse stock split effective April 22, 2008, and subsequently increased to 5,000,000 shares by Board of Director approval and resolution on April 28, 2008. Our Board of Directors had authorized the grant of an aggregate 3,733,336 stock options under the 2006 Stock Option Plan, of which 1,066,670 stock options were granted exercisable at $1.65 per share expiring on December 12, 2016, taking into effect the reverse stock split (collectively, the "2006 Stock Options") and 2,500,000 stock options were granted exercisable at $0.50 per share expiring on April 30, 2018 (collectively, the "2008 Stock Options").

On July 14, 2009, our Board of Directors approved the cancellation of certain of the 2006 Stock Options and the 2008 Stock Options, which aggregated 3,566,670 options. Our Board of Directors further approved the re-issuance of 3,000,000 stock options (the "2009 Stock Options") to certain of our officers, directors and consultants at an exercise price of $0.25 for a period of ten years. Effective July 31, 2009, our Board of Directors authorized the specific number of 2009 Stock Options to be granted to each of our officers, directors and consultants.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

  10.1 Letter Agreement dated May 28, 2009 between Morgan Creek Energy Corp. and Bonanza Resources (Texas) Inc. (1)

  10.2 Letter Agreement dated July 9, 2009 between Morgan Creek Energy Corp. and FormCap Corporation. (2)

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

(1) Incorporated by reference from Form 8-K filed with the Commission on June 9, 2009.

(2) Incorporated by reference from Form 8-K filed with the Commission on July 16, 2009.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  MORGAN CREEK ENERGY CORP.

Dated: August 7, 2009

                                  By: /s/ PETER WILSON
                                      __________________________________________
                                          Peter Wilson
                                          President and Chief Executive Officer



Dated: August 7, 2009

                                  By: /s/ WILLIAM D. THOMAS
                                      __________________________________________
                                          William D. Thomas
                                          Chief Financial Officer