Form 10-Q
period 2009-09-30
MORGAN CREEK ENERGY CORP
filed 2009-11-16
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the period ended September 30, 2009

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
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                5050 QUORUM DRIVE, SUITE 700, DALLAS, TEXAS 75254
                _________________________________________________
                    (Address of principal executive offices)


                   (214) 722-6490 (Issuer's telephone number)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

     Class                             Outstanding as of  November 12, 2009
     Common Stock, $0.001              34,032,392*

*Increased from 17,016,196 shares of common stock to 34,032,392 shares of common stock as a result of the August 3, 2009 Forward Stock Split.

                            MORGAN CREEK ENERGY CORP.

                                    Form 10-Q


Part 1.   FINANCIAL INFORMATION                                               4

Item 1.   FINANCIAL STATEMENTS                                                4
             Balance Sheets                                                   5
             Statements of Operations                                         6
             Statements of Cash Flows                                         7
             Notes to Financial Statements                                    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         27

Item 4.   Controls and Procedures                                            28

Part II.  OTHER INFORMATION                                                  29

Item 1.   Legal Proceedings                                                  29

Item 1A.  Risk Factors                                                       30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        30

Item 3.   Defaults Upon Senior Securities                                    30

Item 4.   Submission of Matters to a Vote of Security Holders                30

Item 5.   Other Information                                                  30

Item 6.   Exhibits                                                           33

PART I

ITEM 1. FINANCIAL STATEMENTS
















                            MORGAN CREEK ENERGY CORP.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                                 BALANCE SHEETS

                                                  September 30,     December 31,
                                                      2009              2008
________________________________________________________________________________
                                                   (Unaudited)        (Audited)

                                     ASSETS
CURRENT ASSETS
   Cash                                            $     2,098      $    14,883
   Prepaid expenses and other                          152,049           25,804
   Deposit on properties (Note 3)                       50,000                -
________________________________________________________________________________

TOTAL CURRENT ASSETS                                   204,147           40,687

OIL AND GAS PROPERTIES, unproven (Note 3)            2,221,090        1,802,943
________________________________________________________________________________

TOTAL ASSETS                                       $ 2,425,237      $ 1,843,630
================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities        $   288,245      $   303,959
   Due to related parties (Note 6)                     241,297          331,162
________________________________________________________________________________

TOTAL CURRENT LIABILITIES                              529,542          635,121
________________________________________________________________________________

TOTAL LIABILITIES                                      529,542          635,121
________________________________________________________________________________

GOING CONCERN (Note 1)

STOCKHOLDERS' EQUITY (Note 4)
Common stock, 66,666,666 shares authorized
   with $0.001 par value
Issued and outstanding
   34,032,392 common shares (December 31,
      2008 - 30,432,392)                                34,032           30,432
   Additional paid-in-capital                        8,942,355        8,162,785
   Private placement subscriptions                     675,000                -
   Deficit accumulated during exploration
      stage                                         (7,755,692)      (6,984,708)
________________________________________________________________________________

TOTAL STOCKHOLDERS' EQUITY                           1,895,695        1,208,509
________________________________________________________________________________

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $ 2,425,237      $ 1,843,630
================================================================================


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    Inception
                                                                                                                   (October 19,
                                                       Three Months Ended               Nine Months Ended            2004) to
                                                          September 30                    September 30             September 30,
                                                      2009            2008            2009            2008             2009
_______________________________________________________________________________________________________________________________

GENERAL AND ADMINISTRATIVE EXPENSES
   Investor relations                              $   177,750     $         -     $   192,750     $    33,644     $    514,768
   Consulting fees                                       4,612          35,219           4,612         213,001          861,572
   Management fees - related party                      25,000          70,500         135,600         222,000        1,023,683
   Management fees - stock based compensation          336,670               -         336,670         436,955        2,300,795
   Impairment of oil and gas properties                      -               -               -               -        1,273,410
   Office and general                                   27,569          76,837          93,901         208,026          615,877
   Professional fees                                    29,728          67,229          88,312         187,478          724,064
_______________________________________________________________________________________________________________________________

NET OPERATING LOSS:                                   (601,329)       (249,785)       (851,845)     (1,301,104)      (7,314,169)
_______________________________________________________________________________________________________________________________

OTHER INCOME/(EXPENSE)
   Gain on expired option                              100,000               -         100,000               -          100,000
   Financing costs                                           -               -               -        (424,660)        (424,660)
   Interest expense                                     (4,535)         (3,591)        (19,138)        (22,359)        (116,863)
_______________________________________________________________________________________________________________________________

TOTAL OTHER INCOME/(EXPENSE)                            95,465          (3,591)         80,862        (447,019)        (441,523)
_______________________________________________________________________________________________________________________________

NET LOSS                                           $  (505,864)    $  (253,376)    $  (770,983)    $(1,748,123)    $ (7,755,692)
===============================================================================================================================




BASIC LOSS PER COMMON SHARE                        $     (0.02)    $     (0.01)    $     (0.03)    $     (0.07)
==============================================================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
-BASIC                                              33,132,392      28,752,500      31,342,282      26,800,118
==============================================================================================================


   The accompanying notes are an integral part of these financial statements.



                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   Inception
                                                                                        Nine Months Ended              (October 19,
                                                                                          September 30                    2004) to
                                                                                      2009            2008        September 30, 2009
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $  (770,983)    $(1,748,123)     $  (7,755,692)
   Adjustments to reconcile net loss to net cash used in operating activities:
      - Stock based compensation                                                       336,670         436,955          2,300,795
      - Impairment of oil and gas properties                                                 -               -          1,273,410
      - Financing costs                                                                      -         424,660            424,660
      - Interest accrued                                                                19,138          10,972            116,864

CHANGES IN OPERATING ASSETS AND LIABILITIES
      - Prepaid expenses and other                                                    (126,245)         (5,413)          (177,049)
      - Due to related parties                                                          14,996          52,360            205,859
      - Accounts payable and accrued liabilities                                       (10,714)       (243,075)           253,569
____________________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                                 (537,138)     (1,071,664)        (3,357,584)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
   Oil and gas property expenditures                                                  (418,147)        (82,228)        (3,179,413)
   Deposit on property                                                                 (50,000)              -            (50,000)
____________________________________________________________________________________________________________________________________


NET CASH FLOWS USED IN INVESTING ACTIVITIES                                           (468,147)        (82,228)        (3,229,413)
____________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds on subscriptions of common stock                                           916,500         897,088          3,938,595
   Drilling Advances                                                                         -               -            759,000
   Advances from related parties-net                                                    76,000         295,000          1,891,500
____________________________________________________________________________________________________________________________________

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              992,500       1,192,088          6,589,095
____________________________________________________________________________________________________________________________________

INCREASE IN CASH                                                                       (12,785)         38,196              2,098

CASH, BEGINNING OF PERIOD                                                               14,883          16,098                  -
____________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                                $     2,098     $    54,294      $       2,098
====================================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION AND
   NONCASH INVESTING AND FINANCING ACTIVITIES:
      Cash paid for interest                                                       $         -     $         -      $           -
      Cash paid for income taxes                                                   $         -     $         -      $           -
      Common stock issued for acquisition of oil and gas property                  $         -     $         -      $     950,000
      Transfer of bond against settlement of debt                                  $         -     $         -      $      25,000
      Non-cash sale of oil and gas property                                        $         -     $         -      $      65,000
      Common stock issued for settlement of debts (Note 4)                         $   205,000     $ 2,856,997      $   3,061,992


   The accompanying notes are an integral part of these financial statements.


                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico ("New Mexico Prospect"). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The company has also acquired approximately an additional 5,763 net acres in New Mexico. (Refer to Note 3). The Company has entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. (Refer to Note 3) In addition, we acquired leases in Texas (the "Quachita Prospect"). To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

GOING CONCERN

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of September 30, 2009, the Company has an accumulated deficit of $7,755,692 and a working capital deficit of $325,395. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company has evaluated subsequent events through November 12, 2009, the date which the financial statement were available to be issued. See note 7.


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

CASH AND CASH EQUIVALENTS

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009 and December 31, 2008 that exceeded federally insured limits.

FINANCIAL INSTRUMENTS

The fair value of the Company's financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

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

(B) NEW MEXICO PROSPECT

The Company to date has leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883. The Company has a 100% Working Interest and an 84.5% N.R.I. in the leases. On October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately 5,763 additional net acres of property within the State of New Mexico for a five year term in consideration for $388,150. The Company acquired a 100% working interest in approximately 5,763 net acres; and an 81.5% N.R.I. in the leases in approximately 5,763 net acres.

On July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. ("FormCap"), for joint drilling on the Company's New Mexico prospect whereby FormCap is required to drill and complete two mutually defined targets on the Company's leases in return for an earned 50% Working Interest in the entire New Mexico Prospect. During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders' fee of $20,000. On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. The Company retained the $100,000 non-refundable deposit and recorded it as a gain on expired option.

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 3 - OIL AND GAS PROPERTIES (CONTINUED)
________________________________________________________________________________

(C) OKLAHOMA PROSPECT

On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation ("Bonanza") for an option to earn a 60% interest of Bonanza's 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma. The parties intended to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 will be paid to Bonanza, whereby Bonanza will grant the Company an exercise period of one year. As per a verbal agreement, the 60 day period was extended to August 17, 2009 and subsequently extended to October 28, 2009. The Company paid $50,000 during August 2009 and subsequently on October 23, 2009 paid an additional $65,000. The balance of $35,000 is due by December 31, 2009.

In order to exercise the option, the Company will be required to incur $2,400,000 in exploration and drilling expenditures during the Option Period which will be one year. In the event that the Company does not do so the option will terminate, the Company will cease to have any interest in the prospect and Bonanza will retain the benefit of any drilling or exploration expenditures made by the Company during the Option Period.


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

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 2:1 forward stock split on May 10, 2006, the 2:1 forward split on August 8, 2006, the 3:1 reverse stock split on April 22, 2008 and the 2:1 forward split on August 3, 2009, have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


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

During the period ended September 30, 2009, the Company completed a private placement consisting of 1,960,000 units at $0.125 per unit for total proceeds of $245,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. A finder's fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received.

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

On July 20, 2009, the Company issued 1,640,000 units at $0.125 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

During the period ended September 30, 2009, the Company received $675,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

Subsequent to the period on October 23, 2009, the Company received $70,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

(D) SHARE PURCHASE WARRANTS

Details of the Company's share purchase warrants issued and outstanding as of September 30, 2009 are as follows:

                             Number of warrants
          Exercise price     to purchase shares       Expiry Date
          __________________________________________________________

              $0.75              1,654,000          October 23, 2009
              $0.25              3,600,000          July 20, 2010

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
________________________________________________________________________________

(D) SHARE PURCHASE WARRANTS (CONTINUED)

The Company's share purchase warrants activity for the period ended September 30, 2009 is summarized as follows:

                                                                Weighted average
                                               Weighted         remaining
                              Number of    average exercise     In contractual
                              Warrants     Price per share      life (in years)
________________________________________________________________________________

Balance, December 31, 2007      629,404         $ 4.50                0.80
Issued                        2,448,000           0.75                   -
Expired                        (629,404)          4.50                   -
Exercised                             -              -                   -
________________________________________________________________________________

Balance, December 31, 2008    2,448,000           0.75                0.71
Issued                        3,600,000           0.25                   -
Expired                        (794,000)          0.75                   -
Exercised                             -              -                   -
________________________________________________________________________________

Balance, September 30, 2009   5,254,000         $ 0.41                0.57
================================================================================

All warrants are exercisable as at September 30, 2009.

Subsequent to the period on October 23, 2009, 1,654,000 warrants expired unexercised.


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

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 5 - STOCK OPTION PLAN (CONTINUED)
________________________________________________________________________________

As approved by the Board of Directors on July 14, 2009, the Company granted 3,000,000 stock options to certain officers, directors and management of the Company at $0.25 per share of which 1,300,000 options were cancelled and re-issued to certain individuals and 1,700,000 were new options issued. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $236,810 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.50%; dividend yield of 0% and expected volatility of 180%.

As approved by the Board of Directors on September 1, 2009, the Company granted 200,000 stock options to a director of the Company at $0.39 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $99,860 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.38%; dividend yield of 0% and expected volatility of 198%.

The Company's stock option activity for the period ended September 30, 2009 is summarized as follows:

                                                                Weighted average
                                               Weighted         remaining
                              Number of    average exercise     In contractual
                               Options     Price per share      life (in years)
________________________________________________________________________________

Balance, December 31, 2007    1,233,336         $ 1.65                3.95
Granted                       2,500,000           0.50                   -
Expired                               -              -                   -
Exercised                             -              -                   -
________________________________________________________________________________

Balance, December 31, 2008    3,733,336           0.88                7.22
Granted                       3,200,000           0.26                   -
Expired - cancelled          (3,566,670)          0.84                   -
Exercised                             -              -                   -
________________________________________________________________________________

Balance, September 30, 2009   3,366,666         $ 0.33                9.42
================================================================================

All options are exercisable as at September 30, 2009.

NOTE 6 - RELATED PARTY TRANSACTIONS
________________________________________________________________________________

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company. During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (Refer to Note 4). During the period, this shareholder made further advances of $100,000 and was repaid $24,000. On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. As a result, as of September 30, 2009, $186,000 (December 31, 2008 - $310,000) was owed which bears interest at 8% per annum and has no specific repayment terms. As of September 30, 2009, total accrued interest was $38,302 (December 31, 2008 - $19,164).

MANAGEMENT FEES

During the nine month period ended September 30, 2009, the Company incurred $135,600 (2008 -$222,000) for management fees to officers and directors. As of September 30, 2009, total amount owing in accrued and unpaid management fees and expenses was $16,995 (December 31, 2008 - $1,998).

                            MORGAN CREEK ENERGY CORP.
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)
________________________________________________________________________________


NOTE 7 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to the period on October 23, 2009, the Company received $70,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

Subsequent to the period on October 23, 2009, 1,654,000 warrants with an exercise price of $0.75 expired unexercised.


NOTE 8 -CONTINGENCIES
________________________________________________________________________________

During August 2009, the Company was included in a third party lawsuit by a former director/officer of the Company. The former Director has made certain false allegations against the Company, as specifically described in the body of the Company's September 30, 2009 filing on Form 10-Q. Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

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

CURRENT BUSINESS OPERATIONS

Morgan Creek Energy Corp. (the "Company") is an exploration stage company that was organized to enter into the oil and gas industry. The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico ("New Mexico Prospect"). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The company has also acquired approximately an additional 5,763 net acres in New Mexico. (Refer to Note 3). The Company has entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the "Quachita Prospect"). To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a "sweet" condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

OIL AND GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

                                  NET ACRES(*)
Texas                                 1,971

New Mexico                           13,339
                                     ______

Total:                               15,310

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

The Option Agreement was subsequently extended on March 31, 2009 and June 1, 2009 whereby the option period has been extended to September 15, 2009. The Company has exercised its option with Westrock and acquired the approximate 5,746 net acres in New Mexico.

BONANZA RESOURCES CORPORATION OPTION AGREEMENT.

Effective on June 2, 2009, our Board of Directors, pursuant to unanimous vote at a special meeting of the Board, authorized the execution of a letter agreement dated May 28, 2009 (the "Option Agreement") with Bonanza Resources (Texas) Inc., the wholly owned subsidiary of Bonanza Resources Corporation ("Bonanza Resources"), to purchase a certain percentage of Bonanza Resources' eighty-five percent (85%) leasehold interest in and to certain leases located in Beaver County, State of Oklahoma (the "Bonanza Resources Interest"). In accordance with the terms and provisions of the Option Agreement: (i) we have agreed to make a non-refundable payment to Bonanza Resources of $150,000 within sixty (60) days (which was subsequently extended) from the date of this Option Agreement; and
(ii) Bonanza Resources has agreed to grant to us an option having an exercise period of one year (the "Option Period") to purchase a sixty percent (60%) partial interest (the "Partial Interest") in the Bonanza Resources Interest. In the event we do not pay the $150,000 to Bonanza Resources within sixty days from the date of the Option Agreement, the Option Agreement will terminate.

The Bonanza Resources Interest is held by Bonanza Resources pursuant to that certain letter agreement between Bonanza Resources, Ryan Petroleum LLC and Radian Energy L.C. dated February 25, 2009 (the "Original Agreement"). Therefore, in the event we pay the $150,000 to Bonanza Resources within the sixty day period from the date of the Option Agreement, and in accordance with the further terms and provisions of the Option Agreement: (i) we shall assume that amount of Bonanza Resources' right, title and interest and obligations under the Original Agreement as is proportionate to the Partial Interest; and
(ii) we must incur $2,400,000 in exploration and drilling expenditures (the "Exploration Expenditures") during the Option Period. In the event that we do not exercise the Option Agreement, Bonanza shall retain the $150,000 as liquidated damages for our failure to incur the Exploration Expenditures. To date the Company has paid to Bonanza $115,000. The balance of $35,000 is due by December 31, 2009.

In the event we incur the Exploration Expenditures and exercise the Option Agreement, a definitive agreement shall be executed by both parties with respect to the Partial Interest.

On October 5, 2009, we announced that management had decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. As of the date of this Quarterly Report, we have completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believes that this 3-D interpretive survey has identified forty drill ready target locations.

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

During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders' fee of $20,000. On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project.

RESULTS OF OPERATION

                                                            FOR THE PERIOD FROM
                                 NINE MONTH PERIOD               INCEPTION
                                  ENDED SEPTEMBER          (OCTOBER 19, 2004) TO
                                 30, 2009 AND 2008          SEPTEMBER 30, 2009
                            ___________________________     ____________________

STATEMENT OF OPERATIONS
DATA

GENERAL AND
ADMINISTRATIVE
EXPENSES
    Investor relations       $192,750       $   33,644           $  514,768
    expenses

    Consulting expenses         4,612          213,001              861,572

    Management fees -         135,600          222,000            1,023,683
    related party

    Management fees -         336,670          436,955            2,300,795
    stock based
    compensation

    Impairment of oil and         -0-              -0-            1,273,410
    gas  properties

    Office and general         93,901          208,026              615,877

    Professional Fees          88,312          187,478              724,064

NET OPERATING LOSS          ($851,845)     ($1,301,104)         ($7,314,169)

OTHER INCOME/(EXPENSE)

Gain on expired option        100,000                -              100,000

Financing Costs                   -0-         (424,660)            (424,660)

Interest expense              (19,138)         (22,359)            (116,863)
                             ___________________________________________________

NET LOSS                    ($770,983)     ($1,748,123)         ($7,755,692)

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

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

Our net loss for the nine-month period ended September 30, 2009 was ($770,983) compared to a net loss of ($1,748,123) during the nine-month period ended September 30, 2008 (a decrease of $977,140). During the nine-month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the nine-month period ended September 30, 2009, we incurred general and administrative expenses of approximately $851,845 compared to $1,301,104 incurred during the nine-month period ended September 30, 2008 (a decrease of $449,259). These general and administrative expenses incurred during the nine-month period ended September 30, 2009 consisted of: (i) investor relations of $192,750 (2008: $33,644); (ii) consulting fees of $4,612 (2008: $213,001);
(iii) office and general of $93,901 (2008: $208,026); (iv) professional fees of $88,312 (2008: $187,478); (v) management fees - related party of $135,600 (2008:
$222,000); and (vi) management fees - stock based compensation of $336,670 (2008: $436,955).

During the nine-month periods ended September 30, 2009 and 2008, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 increased primarily due to the granting of management fees - stock based compensation relating to the valuation of stock options granted to our officers and directors. General and administrative expenses were increased further due to the increase in investor relations. Reductions in expenses were realized in consulting fees, office and general expenses and professional fees relating to the decrease scope of business operations during the period. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $851,845 incurred as general and administrative expenses during the nine-month period ended September 30, 2009, we incurred consulting fees of $4,612 and management fees of $135,600 and Management fees - stock based compensation of $336,670 payable to our officers, managers and directors.

A gain of $100,000 was reported during the nine-month period ended September 30, 2009 (2008: $0). Financing costs incurred during the nine-month period ended September 30, 2009 were $-0- (2008: $424,660). Interest expense incurred during the nine-month ended September 30, 2009 was $19,138 (2008: $22,359). Our net loss during the nine-month period ended September 30, 2009 was ($770,983) or ($0.03) per share compared to a net loss of ($1,748,123) or ($0.07) per share during the nine-month period ended September 30, 2008. The weighted average number of shares outstanding was 31,342,282 for the nine-month period ended September 30, 2009 compared to 26,800,118 for the nine-month period ended September 30, 2008.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008.

Our net loss for the three month period ended September 30, 2009 was ($505,864) compared to a net loss of ($253,376) during the three month period ended September 30, 2008 (an increase of $252,488). During the three month periods ended September 30, 2009 and 2008, we did not generate any revenue.

During the three month period ended September 30, 2009, we incurred general and administrative expenses of approximately $601,329 compared to $249,785 incurred during the three month period ended September 30, 2008 (an increase of $351,544). These general and administrative expenses incurred during the three month period ended September 30, 2009 consisted of: (i) consulting fees of $4,612 (2008: $35,219); (ii) office and general of $27,569 (2008: $76,837);
(iii) professional fees of $29,728 (2008: $67,229); (iv) management fees - related party of $25,000 (2008: $70,500); and (v) investor relations of $177,750 (2008: $-0-) and (vi) management fee-stock based compensation of $336,670 (2008-$-0-)

During the three month periods ended September 30, 2009 and September 30, 2008, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended September 30, 2009 compared to the three month period ended September 30, 2008 increased primarily due to the increases in expenses associated with investor relations, and Management fees - stock based compensation. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $601,329 incurred as general and administrative expenses during the three month period ended September 30, 2009, we incurred consulting expenses of $4,612 (2008- $35,219). We further incurred management fees of $25,000 and Management fees - stock based compensation of $336,670 payable to our officers, managers and directors. As of September 30, 2009, the total amount owing in management fees was $16,995.

Interest expense during the three month periods ended September 30, 2009 and September 30, 2008 of $4,535 and $3,591, respectively, was recorded as other expense. A gain of $100,000 was recorded during the three month period ended September 30, 2009 (2008: $0). This resulted in a net loss of ($505,864) or ($0.02) per share for the three month period ended September 30, 2009 compared to a net loss of ($253,376) or ($0.01) per share for the three month period ended September 30, 2008. The weighted average number of shares outstanding was 33,132,392 for the three month period ended September 30, 2009 compared to 28,752,500 for the three month period ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

AS AT SEPTEMBER 30, 2009

As at September 30, 2009, our current assets were $204,147 and our current liabilities were $529,542, which resulted in a working capital deficiency of ($325,395). As at September 30, 2009, current assets were comprised of: (i) $2,098 in cash; and (ii) $152,049 in other current assets and (iii) $50,000 in deposit on properties. As at September 30, 2009, current liabilities were comprised of: (i) $288,245 in accounts payable and accrued liabilities; and (ii) $241,297 in amounts due to related parties.

As at September 30, 2009, our total assets were $2,425,237 comprised of: (i) $204,147 in current assets; and (ii) $2,221,090 in unproven oil and gas properties. The increase of total assets at September 30, 2009 from December 31, 2008 was primarily due to the increase in oil and gas properties.

As at September 30, 2009, our total liabilities were $529,542, comprised entirely of current liabilities. The decrease in liabilities at September 30, 2009 from December 31, 2008 was primarily due to a decrease in accounts payable and accrued liabilities and amounts due to related parties. See " - Material Commitments".

Stockholders' equity increased from $1,208,509 as of December 31, 2008 to stockholders' equity of $1,895,695 as of September 30, 2009.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2009, net cash flows used in operating activities was ($537,138), consisting primarily of a net loss of ($770,983). Net cash flows used in operating activities was changed by $336,670 in stock based compensation, $34,134 relating to an accrual due to related parties, prepaid
expenses  for  $(126,245)   and  ($10,714)  in  accounts   payable  and  accrued
liabilities.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine month period ended September 30, 2009, net cash flows used in investing activities was ($468,147) for the acquisition and deposits of oil and gas properties.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2009, net cash flows provided from financing activities was $992,500 compared to $1,192,088 for the nine month period ended September 30, 2008. Cash flows from financing activities for the nine month period ended September 30, 2009 consisted of $916,500 in proceeds from subscriptions of common stock and $76,000 in advances from related parties.

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

During fiscal year ended December 31, 2008, we completed a private placement consisting of 2,448,000 units at the price of $0.375 per unit for total gross proceeds of $918,000 excluding finders fees of ($20,913). During fiscal year ended December 31, 2008, we closed a private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 5,050,712 shares and received gross proceeds of $1,515,214, of which all consisted of settlement of debt relating to amounts previously advanced to us by one of our shareholders and related accrued interest. Effective March 24, 2008, we also closed a further private placement offering under Regulation S of the Securities Act pursuant to which we issued an aggregate of 3,057,076 shares and received gross proceeds of $962,980, of which all consisted of settlement of debt and acquisition of the interest in the Boggs #1 well. Effective July 20, 2009, the Company closed a further private placement under Regulation S of the Securities Act pursuant to which we issued an aggregate of 3,600,000 units, each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance, and received gross proceeds of $450,000 of which $245,000 was in cash and $205,000 consisted of settlement of related party advances and accounts payable. During the period ended September 30, 2009, the Company received $675,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

MATERIAL COMMITMENTS

As a result, as at September 30, 2009, an aggregate $186,000 was due and owing to this shareholder, which bears interest at 8% per annum and has no specific repayment terms. As at September 30, 2009, total accrued interest was $38,302. Effective July 20, 2009, the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholders advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2009 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During August 2009, we were included in a third party lawsuit filed by Abigail Investments LLC against David Urquhart in the United States District Court for the State of Nevada, Case No. 09-CV-1174. The lawsuit includes a counter-claim by David Urquhart against us and others. Our management is of the position that the former director has made certain false allegations against us including, but not limited to, issuance of shares of our common stock and grant of stock options.

Although we refute these allegations and believe that we should not be included in this action and that the claims contained within the complaint are without merit, it is possible that we may be exposed to a loss contingency. However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

As of the date of this Quarterly Report, the former director has filed an answer to the complaint with counter-claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS

Effective on September 1, 2009, our Board of Directors accepted the consent of Peter R. Carpenter as a member of the Board of Directors. Therefore, our Board of Directors is comprised of Peter Wilson, Marcus Johnson, D. Bruce Horton, Erik Essiger, Angelo Viard and Peter Carpenter. Mr. Carpenter's biography is as follows:

PETER CARPENTER, P. ENG., CFA. Mr. Carpenter has been involved in the oil and gas industry for the past forty years. From 2004 to current date, Mr. Carpenter is the president and chief executive officer of Claridge House Partners, Inc., which provides corporate restructuring and financial advisory services to the Canadian oil and gas industry. From approximately 1998 through 2002, Mr. Carpenter was the chief financial officer for Cybernetic Capital Management Inc; from approximately 1996 through 1998, Mr. Carpenter was a consulting oil and gas analyst for First Associates Securities; and from approximately 1885 through 1996, Mr. Carpenter was the vice president of investment bank with Moss, Lawson & Co., Limited.

Mr. Carpenter also was employed as the senior oil and gas analyst from approximately 1981 through 1993 with Deutsche Morgan Grenfell Canada, where he was responsible for the preparation of oil company equity analysis. He was employed at Texaco Canada from 1976 through 1981 as a chief economist where he supervised economic planning at Texaco and maintained liaison with the worldwide economics group in Harrison, New York. From approximately 1971 through 1976, Mr. Carpenter was the manager of special projects at PanCanadian Petroleum where his responsibilities included overseeing the economic and business analysis of major capital expenditure opportunities involving oil and gas production facilities, chemical, heavy oil and coal projects. From approximately 1965 through 1971, Mr. Carpenter was an engineer at Exxon where he was responsible for the refinery and petrochemicals plant in Sarnia, Ontario, pipeline optimization studies with Interprovincial Pipeline in Toronto, logistics analyst in Esso International's supply and transportation group located in New York City, and logistics coordinator in Esso International's light hydrocarbon sales group. From approximately 1962 through 1963, Mr. Carpenter was employed as a process engineer at DuPont's Maitland works near Brockville, Ontario.

Mr. Carpenter earned a B.SC in Chemical Engineering from the University of Alberta, an MBA from the University of Western Ontario and a Doctoral Programme in Economics from New York University. Mr. Carpenter also became a chartered financial analyst with the Institute of Chartered Financial Analysis.

SEPTEMBER 2009 PRIVATE PLACEMENT OFFERING

During the period ended September 30, 2009, the Company received $675,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

Subsequent to the period on October 23, 2009, the Company received $70,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

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

On July 14, 2009, our Board of Directors approved the cancellation of certain of the 2006 Stock Options and the 2008 Stock Options, which aggregated 3,566,670 options. Our Board of Directors further approved the re-issuance of 3,000,000 stock options of which 1,300,000 where the replacement of existing stock options and 1,700,000 were new issuance (the "2009 Stock Options") to certain of our officers, directors and consultants at an exercise price of $0.25 for a period of ten years. Effective July 31, 2009, our Board of Directors authorized the specific number of 2009 Stock Options to be granted to each of our officers, directors and consultants.

On September 1, 2009, our Board of Directors approved the issuance of 200,000 stock options to a Director of the Company at an exercise price of $0.39 for a period of ten years.

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

         (1) Incorporated by reference from Form 8-K filed with the Commission on June 9, 2009 and August 28, 2009.

         (2) Incorporated by reference from Form 8-K filed with the Commission on July 16, 2009 and August 28, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MORGAN CREEK ENERGY CORP.

Dated: November 12, 2009                  By: /s/ PETER WILSON
                                              ______________________________
                                                  Peter Wilson President and
                                                  Chief Executive Officer


Dated: November 12, 2009                  By: /s/ WILLIAM D. THOMAS
                                              ______________________________
                                                   William D. Thomas,
                                                   Chief Financial Officer