Form 10-K
period 2009-12-31
MORGAN CREEK ENERGY CORP
filed 2010-04-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 000-52139

MORGAN CREEK ENERGY CORP.
________________________
(Name of small business issuer in its charter)

                    NEVADA                                                                    201777817
                        __________                                                          _______________
(State or other jurisdiction of incorporation                            (I.R.S. Employer
               or organization)                                                              Identification No.)

5050 QUORUM DRIVE, SUITE 700
DALLAS, TEXAS 75254
(Address of principal executive offices)

(214) 321-0603 _____________ (Issuer's telephone number) Securities registered pursuant to Section Name of each exchange on which 12(b) of the Act: registered: NONE ____

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act. [   ]

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  [   ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ X ] Yes   [   ] No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [   ] Yes   [ X]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed [   ]                                                                                  Accelerated filer [   ]

Non-accelerated filer [   ]                                                                                     Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. April 7, 2010: $9,529,070

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of April 7, 2010
Common Stock, $0.001	34,032,392*

*Increased from 17,016,196 shares of common stock to 34,032,392 shares of common stock based upon the forward stock split of two shares for each one share issued and outstanding effected on the market as of August 3, 2009.

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

Available Information

Morgan Creek Energy Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

Morgan Creek Energy Corp. was incorporated under the laws of the State of Nevada on October 19, 2004 and has been engaged in the business of exploration of oil and gas bearing properties in the United States since its inception. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “MCKE:OB”. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol “M6C”.

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

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 512 S.E. Salmon Street, Portland, Oregon 97214

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the oil and gas industry.  We intend to locate, explore, acquire and develop oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (“New Mexico Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. We have also acquired approximately an additional 5,763 net acres in New Mexico. We have entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the “Quachita Prospect”).  As of the date of this Annual Report, we have acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

OIL GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
New Mexico	13,339
Total:	13,339

(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

Quachita Prospect

As of the date of this Annual Report, we lease approximately 1,971 net acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases. During 2009, the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during the year the Company wrote off the original cost of these leases toltaling $338,353.  As allowed for under the lease wihich included the Boggs #1 well, the Company has paid a nominal fee to maintain its rights and access to the Boggs #1 well.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of June 30, 2009, we incurred $1,357,208 in drilling and completion costs. As of June 30, 2009, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors’ initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement of related party advances totaling $962,980 through the issuance of 3,057,076 shares of our restricted common stock at $0.315 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $45,857 was recorded as a finance cost. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

New Mexico Prospect

As of the date of this Annual Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

Westrock Land Corp. Option Agreement. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock Land Corp, a private Texas corporation (“Westrock”). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres of  property within the State of New Mexico with a net revenue interest of 81.5% pertaining to 5,746 of the net acres (the “New Mexico Leases”); (b) Westrock ; (iii) we desire to acquire a 100% working interest in the New Mexico Leases for a total purchase price of approximately $388,150; and (iv) we have until April 16, 2009 to complete our due diligence (the “Option Period”).

The Option Agreement was subsequently extended on March 31, 2009 and June 1, 2009 whereby the option period was extended to September 15, 2009. We exercised our option with Westrock and acquired the approximate 5,746 net acres in New Mexico.

Formcap Corporation Option Agreement. Effective on July 14, 2009, our Board of Directors, pursuant to unanimous vote at a special meeting of the Board, authorized the execution of a letter agreement dated July 9, 2009 (the “Option Agreement”) with Formcap Corporation (“Formcap”), to purchase a 50% working interest (40.75% net revenue interest) of our 81.5% leasehold interest in and to certain leases located in Curry County, State of New Mexico (the “Frio Draw Prospect Interest”).

In accordance with the terms and provisions of the Option Agreement: (i) Formcap agreed to pay us a $100,000 initial payment (the “Initial Payment”) within five business days from the completion of its due diligence; (ii)  the balance of funds for the initial well would be advanced by FormCap to us within five business days from receipt of a mutually agreed upon approval for expenditure, which balance of such funds for the initial well were to be received by us no later than September 8, 2009; and (iii) the Initial Payment would be applied towards the total consideration to be paid by FormCap to us, which would include the cost of drilling and completing two wells at a total estimated cost of approximately $1,300,000.

In accordance with the further terms and provisions of the Option Agreement: (i) FormCap would provide to us the dry hole and completion costs estimated at $650,000 in advance of drilling the first well; (ii) upon drilling and completion of the first well, we would assign to FormCap a 25% working interest (20.375% net revenue interest) in the Frio Draw Prospect Interest; and (iii) upon receipt by us of the funds from Formcap in advance of drilling the second well, we would assign to FormCap the additional 25% working interest (20.375% net revenue interest). Costs associated with the drilling of all subsequent wells were to be shared on an equal basis between us and FormCap.

We granted to FormCap the time period between the date of execution of the Option Agreement and August 15, 2009 to complete its due diligence (the “Option Period”). During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which we paid a finders’ fee of $20,000.  On September 24, 2009, we announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. We retained the $100,000 non-refundable deposit and recorded it as a gain on expired option.

Oklahoma Prospect

Effective on June 2, 2009, our Board of Directors, pursuant to unanimous vote at a special meeting of the Board, authorized the execution of a letter agreement dated May 28, 2009, as amended (the “Option Agreement”) with Bonanza Resources (Texas) Inc., the wholly owned subsidiary of Bonanza Resources Corporation (“Bonanza Resources”), to purchase a certain percentage of Bonanza Resources’ eighty-five percent (85%) leasehold interest (the “Bonanza Resources Interest”) in and to certain leases located in Beaver County, State of Oklahoma, known as the North Fork 3-D Prospect (the “Prospect”). In accordance with the terms and provisions of the Option Agreement: (i) we agreed to make a non-refundable payment to Bonanza Resources of $150,000 within sixty (60) days from the date of the Option Agreement; and (ii) Bonanza Resources agreed to grant to us an option having an exercise period of one year (the “Option Period”) to purchase a sixty percent (60%) partial interest (the “Partial Interest”) in the Bonanza Resources Prospect. In further accordance with the terms and provisions of the Option Agreement, in the event we do not pay the $150,000 to Bonanza Resources within sixty days from the date of the Option Agreement, the Option Agreement will terminate.

The Bonanza Resources Interest is held by Bonanza Resources pursuant to that certain letter agreement between Bonanza Resources, Ryan Petroleum LLC and Radian Energy L.C. dated February 25, 2009 (the “Original Agreement”). In accordance with the terms and provisions of the Original Agreement, Bonanza Resources acquired the Bonanza Resources Interest and subsequently represented to us that the acreage of the Bonanza Resources Interest consisted of 8,555 acres. Therefore, the Option Agreement reflected the acreage of the Bonanza Resources Interest to consist of 8,555 acres, which has been subsequently disclosed by us in numerous filings with the Securities and Exchange Commission.

Furthermore, in the event we pay the $150,000 to Bonanza Resources within the sixty day period from the date of the Option Agreement, and in accordance with the further terms and provisions of the Option Agreement: (i) we shall assume that amount of Bonanza Resources’ right, title and interest and obligations under the Original Agreement as is proportionate to the Partial Interest; and (ii) we must incur $2,400,000 in exploration and drilling expenditures (the “Exploration Expenditures”) during the Option Period. In the event that we do not exercise the Option Agreement, Bonanza Resources shall retain the $150,000 as liquidated damages for our failure to incur the Exploration Expenditures.

During the course of our due diligence, we discovered that the size of the Bonanza Resources Interest is not the original represented 8,555 acres but approximately 5,600 acres, which we alleged was materially less than represented by Bonanza Resources and contracted for under the Option Agreement. Bonanza Resources has stated to us that the actual lesser amount of acreage forming the Bonanza Resources Interest was due to certain leases not being renewed by the operator of the Prospect, thus expiring prior to the date of the Option Agreement, without first advising Bonanza Resources either orally or in writing of the operator’s intention to allow those leases to expire. Bonanza Resources further stated to us that it discovered the facts regarding the acreage approximately November 26, 2009. We in good faith relied on the representations of Bonanza Resources when we entered into the Option Agreement and now know that such representations were not correct.

Therefore, as of November 30, 2009, we entered into an amendment of the Option Agreement with Bonanza Resources (the “Amendment”). In accordance with the terms and provisions of the Amendment, Bonanza Resources granted to us an option to acquire a 75% interest in the Bonanza Resources Interest (a 59.50% working interest) by incurring the full costs of drilling one well to completion on the Prospect, which will deem us as having earned an interest in that well and in the balance of the Prospect. In the event we incur the full cost of drilling the first well which results in a dry hole, we will then have the exclusive right and option to participate in any and all further drilling programs on the Prospect and to incur the full costs of drilling a second well to completion on the Prospect. This will deem us as having earned its option to acquire the 75% interest of the Bonanza Resources Interest in both that well and the balance of the Prospect.

Therefore, in light of the fact that the Bonanza Resources Interest is actually comprised of a number of acres materially less than originally represented by Bonanza Resources, we hereby: (i) advise the public that we believed the accurate number of acres forming the Bonanza Resources Interest is approximately 5,600 acres and that our website has been amended accordingly; and (ii) advise the public of the Amendment.

During fiscal year ended December 31, 2009, we paid to Bonanza $115,000. The balance of $35,000 was due by December 31, 2009. Subsequently on January 12, 2010, the non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010, we made the final payment of $10,000.

Subsequently on January 15, 2010, we entered into a participation agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. We will pay 33% of the drilling and completion costs.

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We have completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believes that this 3-D interpretive survey has identified forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. We are currently reviewing the geological and geophysical data with our partners to determine if there are any further targets within the leased acreage on the Prospect.

DRILLING ACTIVITY

As of the date of this Annual Report, we have not commenced drilling on any of our wells.

GROSS WELLS NET WELLS Total Producing Dry Total Producing Dry -0- -0- -0- -0- -0- -0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2009 and previously, we had no oil and gas production.

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

PROSPECT GROSS (1) NET (2) New Mexico Prospect -0- -0- Oklahoma Prospect -0- -0- Total -0- -0-

(1) A gross well is a well in which a working interest is owned. The number of gross wells is the total number of wells in which a working interest is owned.

(2) A net well is deemed to exist when the sum of fractional ownership working interest in gross wells equals one. The number of net wells is the sum of the fractional working interests owned in gross wells expressed as whole numbers and fractions thereof.

DEVELOPED ACREAGE TABLE(1)

PROSPECT GROSS (2) NET (3) New Mexico Prospect -0- -0- Oklahoma Prospect -0- -0- Total -0- -0-

(1) Consists of acres spaced or assignable to productive wells.

(2) A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(3) A net acre is deemed to exist when the sum of fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

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

Development of Current Leases

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the Quachita Prospect and the Oklahoma Prospect, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our drilling program to establish up to six wells on leases in hand, build production infrastructure and pipeline, and raise additional capital for drilling on the New Mexico Prospect and the Oklahoma Prospect and further land acquisitions. This has included the following activity:

•
Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required.

•	Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water.

•	If gas content conducive to production, complete well by inserting downhole pump and rods, set pumping unit, wellhead, and gas line.

•	Complete pipeline.

•	Create well development model and investment documents to develop wells on subject leases including funding plan.

•	Create investor communications materials, corporate identity.

•	Raise funding for well development.

•	Drill, complete, and produce from well drilling program and selective re-entry programs.

•	Target further leases for exploration potential and obtain further funding to acquire new development targets.

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

•
Site preparation for entry into current wellbores including roadway upgrade and operations site, design, review, and finalize testing procedures, book zone fracture and testing consultants, arrange equipment required.

•	Pull old well tubing, run test tools in wellbore, cut well casing, test target gas zones with acid and water,

•	If gas content not deemed conducive to production, target further leases for exploration potential and obtain further funding to acquire new development targets.

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

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor. The success of oil and gas exploration is determined in part by the following factors:

• identification of potential oil and natural gas reserves based on superficial analysis;

• availability of government-granted exploration permits;

• the quality of management and geological and technical expertise; and

• the capital available for exploration.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $8,845,303 from October 19, 2004 (inception) to December 31, 2009 and had incurred losses of approximately $1,860,595 during fiscal year ended December 31, 2009. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion From Our Independent Auditors’ Report Accompanying Our December 31, 2009 and December 31, 2008 Financial Statements.

The independent auditor's report accompanying our December 31, 2009 and 2008 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going  concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Our Drilling Operations May Not Be Successful.

We intend to test certain zones in wellbores already drilled on certain of the properties and if results are positive and capital is available, drill additional wells and begin production operations from existing and new wells. There can be no assurance that our current well re-completion activities or future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will ever come to fruition, and if it does, will not decline over time. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (v) shortages or delays in availability of drilling rigs and delivery of equipment.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 34,032,392 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 2,778,466 (Post-Forward Stock Split) shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 2,778,466 Post-Forward Stock Split shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 13,938,510 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,566,666 Stock Options outstanding and an aggregate of 3,600,000 Warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 66,666,666 shares of common stock, which authorized capital was reduced simultaneously in accordance with the Reverse Stock Split. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

Our Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

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

ITEM 2. PROPERTIES

We lease our principal office space located at 5050 Quorum Drive, Suite 700, Dallas, Texas 75254. The office costs us approximately $2,000 monthly. The office and services related thereto are on an annual basis with the office lease coming due in June 2010.

ITEM 3. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings other than disclosed below contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Other than discussed below, management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Although we refute these allegations and believe that we should not be included in this action and that the claims contained within the complaint are without merit, it is possible that we may be exposed to a loss contingency.  However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date. As of the date of this Annual Report, the former director has filed an answer to the complaint with counter-claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING OF SHAREHOLDERS

On March 3, 2010, a special meeting of our shareholders (the "Special Meeting") was to be held for the following purposes: (i) to elect the following five (5) persons to serve as directors of our Board of Directors until their successor shall have been elected and qualified: Peter Wilson, D. Bruce Horton, Angelo Viard, Peter Carpenter and John Clayton Weldy Jr.; (ii) to approve an amendment to the Articles of Incorporation, as amended, to increase the authorized shares of common stock from 66,666,666 shares to 400,000,000 shares, par value $0.001; and (iii) to consider and act upon such other business as may properly come before the Special Meeting or any adjournment thereof. On January 28, 2010, we filed a definitive proxy statement dated January 11, 2010 (the “Proxy Statement”), which was distributed to our shareholders.

Only shareholders of record at the close of business on January 28, 2010 (the "Record Date") were entitled to notice and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 34,032,392 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Special Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Special Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Special Meeting.

On March 3, 2010, the Special Meeting of shareholders was called to order. However, there were insufficient votes representative of a quorum present either in person or proxy at the Special Meeting. Therefore, the Special Meeting was adjourned and re-scheduled for March 29, 2010. The Special Meeting of shareholders was held on March 29, 2010 and there were insufficient votes representative of a quorum present either in person or proxy at the Special Meeting. Therefore, the Special Meeting was adjourned.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol “MCKE:OB” on approximately May 24, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2009	$0.00	$0.00
September 30, 2009	$0.00	$0.00
June 30, 2009	$0.00	$0.00
March 31, 2009	$0.00	$0.00
December 31, 2008	$1.05	$0.21
September 30, 2008	$2.41	$0.81
June 30, 2008	$3.00*	$0.79
March 31,2008	$0.35	$0.20

*Reflects Reverse Stock Split.

As of March 1, 2010, we had 38 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	166,666 3,400,000	$ 0.50 0.27	6,433,334
Equity Compensation Plans Not Approved by Security Holders Warrants	3,600,000	$0.25	-0-
Total	10,766,666

2006 Stock Option Plan

On April 3, 2006, our Board of Directors authorized and approved the adoption of the 2006 Plan effective April 3, 2006, under which an aggregate of 5,000,000 of our shares may be issued. On April 22, 2008, we effected the reverse stock split, which decreased the number of shares issuable under the Stock Option Plan from 5,000,000 shares to 1,666,666 shares. On April 28, 2008, our Board of Directors approved an amendment to the Stock Option Plan to increase the number of shares issuable under the Stock Option Plan to an aggregate of 5,000,000 shares. On August 3, 2009, we effected the Forward Stock Split, which increased the number of shares issuable under the Stock Option Plan from 5,000,000 shares to 10,000,000 shares.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2006 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2006 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 5,000,000 shares as at the date of adoption by the Board of Directors of the 2006 Plan (as increased to 10,000,000 shares in accordance with the Forward Stock Split). At the time a Stock Option is granted under the 2006 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

Grant of Stock Options During Fiscal Year Ended December 31, 2009

We had adopted the Stock Option Plan pursuant to which there was an aggregate of 5,000,000 shares available for issuance under the Stock Option Plan, reduced to 3,333,334 shares in accordance with a reverse stock split effective April 22, 2008, and subsequently increased to 5,000,000 shares by Board of Director approval and resolution on April 28, 2008. Our Board of Directors had authorized the grant of an aggregate 3,733,336 Stock Options under the Stock Option Plan, of which 1,066,670 Stock Options were granted exercisable at $1.65 per share expiring on December 12, 2016, taking into effect the reverse stock split (collectively, the “2006 Stock Options”) and 2,500,000 stock options were granted exercisable at $0.50 per share expiring on April 30, 2018 (collectively, the “2008 Stock Options”).

On July 14, 2009, our Board of Directors approved the cancellation of certain of the 2006 Stock Options and the 2008 Stock Options, which aggregated 3,566,670 Stock Options. Our Board of Directors further approved the re-issuance of 3,000,000 Stock Options (the “2009 Stock Options”) to certain of our officers, directors and consultants at an exercise price of $0.25 for a period of ten years. Effective July 31, 2009, our Board of Directors authorized the specific number of 2009 Stock Options to be granted to each of our officers, directors and consultants.

On September 1, 2009, our Board of Directors approved the further grant of 400,000 stock options to two of our directors of which 200,000 Stock Options are exercisable at $0.39 for a period of ten years and 200,000 Stock Options are exercisable at $0.58 per share for a period of ten years. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 3,600,000 common stock purchase warrants issued and outstanding (the “Warrants”). During fiscal year ended December 31, 2009, we issued 3,600,000 Warrants and an aggregate of 2,448,000 Warrants expired. The 3,600,000 Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2009 at an exercise price of $0.25 per share exercisable for a period of twelve months from the date of share issuance, which expiration date is July 20, 2010.

As of the date of this Annual Report, none of the Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2009, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

July 2009 Private Placement Offering

During July 2009, we completed a private placement offering (the “July 2009 Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the July 2009 Private Placement, we issued to the Investors an aggregate of 1,960,000 units at a per unit price of $0.125  (the “Unit”) in our capital for aggregate proceeds of $245,000. Each Unit was comprised of one share of restricted common stock and one-half non-transferable warrant (the “Warrant”). Each Warrant is exercisable at $0.50 per share for a period of one year from the date of issuance (the “Exercise Period”). The July 2009 Private Placement Offering was completed in reliance on Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Sales were made to only non-U.S. residents. The July 2009 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the July 2009 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Planned Private Placement Offering

During fiscal year ended December 31, 2009, we received $1,475,000 towards a planned private placement of Units to be offered at $0.50 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share, exercisable at $1.00 for twelve months. A finders fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received. Subsequent to December 31, 2009 and through February 9, 2010, we received a further $265,000 towards a planned private placement of Units to be offered at $0.50 per Unit with each Unit consisting of one share of restricted common stock and one-half warrant to acquire an additional common share exercisable at $1.00 for twelve months (collectively, the “Planned Private Placements”). The Units under the Planned Private Placements were sold to non-United States Investors in reliance on Regulation S promulgated under the Securities Act. The Planned Private Placement has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Debt Settlement

During July 2009, we issued 1,640,000 Units at a per share price of $0.125 in accordance with the terms and provisions of a settlement agreement. We settled an aggregate of $200,000 in related party advances and $5,000 in accounts payable. Each Unit was comprised of one share of restricted common stock and one non-transferable Warrant. Each Warrant is exercisable at $0.25 per share for a period of one year from the date of issuance. The shares of common stock were issued in reliance on Regulation S promulgated under the Securities Act. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development and exploration of properties, industry status, investment climate, perceived investment risks, our assets and net estimated worth.

FORWARD STOCK SPLIT

On July 14, 2009, our Board of Directors pursuant to a Board of Directors meeting authorized and approved the Forward Stock Split of two shares for one share of our total issued and outstanding shares of common stock. The Forward Stock Split was effectuated based on market conditions and upon a determination by our Board of Directors that the Forward Stock Split was in our best interests and of the shareholders. Certain factors were discussed among the members of the Board of Directors concerning the need for the Forward Stock Split, including the increased potential for financing. The intent of the Forward Stock Split is to increase the marketability of our common stock.

The Forward Stock Split was effectuated on August 3, 2009 upon filing the appropriate documentation with NASDAQ. The Forward Stock Split increased our total issued and outstanding shares of common stock from 17,016,196 to approximately 34,032,392 shares of common stock. The common stock will continue to be $0.001 par value.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2009 and 2008 and the selected balance sheet data as of December 31, 2009 and 2008 are derived from our audited consolidated financial statements which are included elsewhere herein.

	Fiscal Years Ended December 31 2009 and 2008		For the Period from October 19, 2004 (inception) to December 31, 2009
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$584,250	$159,944	$906,268
Consulting expenses	4,612	228,502	861,572
Management fees – related party	193,600	263,386	1,081,683
Management fees – stock based compensation	466,470	436,955	2,430,595
Impairment of oil and gas properties	338,343	-0-	1,611,753
Office and general	139,181	235,534	661,156
Professional Fees	210,837	245,527	846,589
Net Operating Loss	$(1,937,293)	$(1,569,848)	$(8,399,616)
Other Income (Expenses)
Gain on expired option	100,000	-0-	100,000
Financing Costs	-	(424,660)	(424,660)
Interest expense	(23,302)	(27,422)	(121,027)
Total Other Income (Expenses)	76,698	(452,082)	(445,687)
Net Loss	$(1,860,595)	$(2,021,930)	$(8,845,303)

BALANCE SHEET DATA
Total Assets	$2,722,161	$1,843,630
Total Liabilities	993,276	635,121
Stockholders Equity	$1,728,885	$1,208,509

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2009, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Our net loss for fiscal year ended December 31, 2009 was ($1,860,595) compared to a net loss of ($2,021,930) during fiscal year ended December 31, 2008 (a decrease of $161,335). During fiscal years ended December 31, 2009 and 2008, we did not generate any revenue.

During fiscal year ended December 31, 2009, we incurred general and administrative expenses of approximately $1,937,293 compared to $1,569,848 incurred during fiscal year ended December 31, 2008 (a decrease of $367,445). These general and administrative expenses incurred during fiscal year ended December 31, 2009 consisted of: (i) investor relations of $584,250 (2008: $159,944); (ii) consulting fees of $4,612 (2008: $228,502); (iii) management fees – related party of $193,600 (2008: $263,386); (iv) management fees – stock based compensation of $466,470 (2008: $436,955); (v) impairment of oil and gas properties $338,343 (2008: $0); (vi) office and general of $139,181 (2008: $235,534); and (vii) professional fees of $210,837 (2008: $245,527).

During fiscal years ended December 31, 2009 we recorded a total of $338,343 (2008: $0) impairment of oil and gas properties. General and administrative expenses incurred during fiscal year ended December 31, 2009 compared to fiscal year ended December 31, 2008 increased primarily due to the increase in investor relations of $424,306 and impairment of oil and property increase of $338,343. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $1,937,293 incurred as general and administrative expenses during fiscal year ended December 31, 2009, we incurred management fees of $193,600 payable to our officers and directors.

During fiscal year ended December 31, 2009, we recorded total other income of $76,698 compared to total other expenses of ($452,082) during fiscal year ended December 31, 2008. During fiscal year ended December 31, 2009, a gain on expired option of $100,000 (2008: $-0-) was recorded relating to the Option Agreement with Formcap. Financing costs incurred during fiscal year ended December 31, 2009 of $-0- were recorded as compared to $424,660 during fiscal year ended December 31, 2008. Interest expense of $23,302 was recorded during fiscal year ended December 31, 2009 compared to interest expense of $27,422 recorded during fiscal year ended December 31, 2008. Thus, our net loss during fiscal year ended December 31, 2009 was ($1,860,595) or ($0.06) per share compared to a net loss of ($2,021,930) or ($0.08) per share during fiscal year ended December 31, 2008. The weighted average number of shares outstanding was 32,020,337 for fiscal year ended December 31, 2009 compared to 27,666,646 for fiscal year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2009

As at fiscal year ended December 31, 2009, our current assets were $247,349 and our current liabilities were $993,276, which resulted in a working capital deficiency of ($745,927). As at fiscal year ended December 31, 2009, current assets were comprised of: (i) $193,109 in cash; (ii) $54,240 in other current assets. As at fiscal year ended December 31, 2009, current liabilities were comprised of: (i) $794,809 in accounts payable and accrued liabilities; and (ii) $198,467 in amounts due to related parties.

As at December 31, 2009, our total assets were $2,722,161 comprised of: (i) $247,349 in current assets; and (ii) $2,474,812 in unproven oil and gas properties. The increase in total assets during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the increase in valuation of the unproved oil and gas properties and the increase in current assets relating to cash and other current assets.

As at December 31, 2009, our total liabilities were $993,276 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2009 from fiscal year ended December 31, 2008 was primarily due to the increase in accounts payable and accrued liabilities.

Stockholders’ Equity increased from $1,208,509 for fiscal year ended December 31, 2008 to Stockholders’ Equity of $1,728,885 for fiscal year ended December 31, 2009.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was ($567,062), consisting primarily of a net loss of ($1,860,595). Net cash flows used in operating activities was adjusted by $466,470 in stock based compensation and $338,343 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by $23,302 in interest expense, $1,996 relating to accrued amounts due to related parties, $495,850 in accounts payable and accrued liabilities, and a decrease of ($28,436) related to other current assets. For fiscal year ended December 31, 2008, net cash flows used in operating activities was ($1,194,461), consisting primarily of a net loss of ($2,021,930). Net cash flows used in operating activities was adjusted by $436,955 in stock based compensation, $27,422 in interest expense and $424,660 in financing costs. Net cash flows used in operating activities was further changed by a decrease of ($7,913) in other current assets and ($85,653) in accounts payable and accrued liabilities and by an increase of $31,998 in accrued amounts due to related parties.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2009, net cash flows used in investing activities was ($1,010,212) for oil and gas property expenditures and deposits. For fiscal year ended December 31, 2008, net cash flows used in investing activities was ($78,841) for oil and gas property expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2009, net cash flows provided from financing activities was $1,755,500 compared to $1,272,087 for fiscal year ended December 31, 2008. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of $1,709,500 in proceeds on sale and subscriptions of common stock and a net total of $46,000 in advances from related parties. Cash flows from financing activities for fiscal year ended December 31, 2008 consisted of $897,087 in proceeds on sale and subscriptions of common stock and a net total of $375,000 in advances from related parties.

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

During fiscal year ended December 31, 2009, we completed the 2009 Private Placement consisting of 1,960,000 Units at the price of $0.125 per Unit for total gross proceeds of $245,000 excluding a finder’s fee of ($3,500). During fiscal year ended December 31, 2009 and subsequent to February 9, 2010, we received an aggregate of $1,740,000 excluding a finder’s fee of ($7,000) relating to the Planned Private Placements.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during fiscal year ended December 31, 2008, additional advances were made by this same shareholder to us of $885,000 for an aggregate amount of $2,250,500 due and owing. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,894,017 to various assignees and settled the $1,894,017 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During the period, this shareholder made further advances of $100,000 and was repaid $24,000. And, on July 20, 2009, we issued an aggregate of 1,600,000 Units at $0.125 per Unit on settlement of shareholder advances of $200,000. As a result, as of December 31, 2009, $156,000 was due and owing, which bears interest at 8% per annum and has no specific repayment terms. As of December 31, 2009, total accrued interest was $42,467.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 and December 31, 2008 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued FASB ASC 855-10, “Subsequent Events.” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”, FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have  a material impact on the Company’s financial position, cash flows and results of operations.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value”. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, “Fair Value Measurements and Disclosures” (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL 09, 2010.

BALANCE SHEETS AS AT DECEMBER 31, 2009 AND DECEMBER 31, 2008.

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2009.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2009.

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2009.

NOTES TO FINANCIAL STATEMENTS.

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2009

(AUDITED)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDER’S EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

De Joya Griffith & Company, LLC

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Morgan Creek Energy, Corp.
Dallas, Texas

We have audited the accompanying balance sheets of Morgan Creek Energy, Corp. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy, Corp. (An Exploration Stage Company) as of December 31, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 9, 2010

_________________________________________________________________________________
2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS	(Audited)	(Audited)

CURRENT ASSETS
Cash	$193,109	$14,883
Other current assets	54,240	25,804

TOTAL CURRENT ASSETS	247,349	40,687

OIL AND GAS PROPERTIES, unproven (Note 3)	2,474,812	1,802,943

TOTAL ASSETS	$2,722,161	$1,843,630

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$794,809	$303,959
Due to related parties (Note 6)	198,467	331,162

TOTAL CURRENT LIABILITIES	993,276	635,121

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
34,032,392 common shares (December 31, 2008 –30,432,392)	34,032	30,432
Additional paid-in-capital	9,072,156	8,162,785
Private placement subscriptions	1,468,000	-
Deficit accumulated during exploration stage	(8,845,303)	(6,984,708)

TOTAL STOCKHOLDERS’ EQUITY	1,728,885	1,208,509

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY	$2,722,161	$1,843,630

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2009	Year ended December 31, 2008	Inception (October 19, 2004) to December 31, 2009
	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$584,250	$159,944	$906,268
Consulting fees	4,612	228,502	861,572
Management fees – related party	193,600	263,386	1,081,683
Management fees - stock based compensation	466,470	436,955	2,430,595
Impairment of oil and gas properties (Note 3)	338,343	-	1,611,753
Office and general	139,181	235,534	661,156
Professional fees	210,837	245,527	846,589

NET OPERATING LOSS	(1,937,293)	(1,569,848)	(8,399,616)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	100,000	-	100,000
Financing costs	-	(424,660)	(424,660)
Interest expense	(23,302)	(27,422)	(121,027)

TOTAL OTHER INCOME (EXPENSES)	76,698	(452,082)	(445,687)

NET LOSS FOR THE YEAR	$(1,860,595)	$(2,021,930)	$(8,845,303)

BASIC LOSS PER COMMON SHARE	$(0.06)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	32,020,337	27,666,646

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2009
(Audited)

	Common Stock		Additional	Private	Deficit accumulated	Total Stockholders’
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	during exploration stage	Equity

Balance, October 19, 2004	-	$-	$-	$-	$-	$-

Common stock issued for oil and gas property at $0.0375 per share – November 19, 2004	16,000,000	16,000	584,000	-	-	600,000
Capital distribution to founding share holder on acquisition of oil and gas property (Note 3)	-	-	(600,000)	-	-	(600,000)
Common stock issued for cash at $0.0375 per share – November 26, 2004 and December 15, 2004	9,166,666	9,166	334,584	-	-	343,750
Common stock issued for cash at $0.1875 per share – December 15, 2004	1,760,534	1,791	328,339	-	-	330,100
Net loss for the period	-	-	-	-	(23,729)	(23,729)

Balance, December 31, 2004	26,927,200	26,927	646,923	-	(23,729)	650,121

Common stock issued for cash at $0.1875 per share – March 9, 2005	186,666	187	34,813	-	-	35,000
Net loss for the year	-	-	-	-	(204,026)	(204,026)

Balance, December 31, 2005	27,113,866	27,114	681,736	-	(227,755)	481,095

Common stock issued for cash at $2.25 per share - October 16, 2006	629,404	629	1,415,529	-	-	1,416,158
Common stock issued for oil and gas property at $2.625 per share – October 17, 2006 (Note 3)	133,334	133	349,867	-	-	350,000
Stock-based compensation	-	-	1,527,170	-	-	1,527,170
Restricted common shares cancelled – December 19, 2006	(8,000,000)	(8,000)	8,000	-	-	-
Net loss for the year	-	-	-	-	(3,918,002)	(3,918,002)

Balance, December 31, 2006	19,876,604	19,876	3,982,302	-	(4,145,757)	(143,579)

Net loss for the year	-	-	-	-	(817,021)	(817,021)

Balance, December 31, 2007	19,876,604	19,876	3,982,302	-	(4,962,778)	(960,600)

Shares for debt at $0.375 per share – February 13, 2008	5,050,712	5,051	1,888,966	-	-	1,894,017
Shares for debt at $0.315 per share – March 24, 2008	3,057,076	3,057	959,923	-	-	962,980
Common stock issued for cash at $0.375 per share – July 3, 2008 and October 23, 2008, net of finder’s fees	2,448,000	2,448	894,639	-	-	897,087
Stock based compensation – options	-	-	436,955	-	-	436,955
Net loss for the year	-	-	-	-	(2,021,930)	(2,021,930)

Balance, December 31, 2008	30,432,392	30,432	8,162,785	-	(6,984,708)	1,208,509

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2009
(Audited)

	Common Stock		Additional	Private	Deficit accumulated	Total Stockholders’
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	during exploration stage	Equity

Balance forward, December 31, 2008	30,432,392	30,432	8,162,786	-	(6,984,708)	1,208,510

Shares for debt at $0.125 per share – July 20, 2009	1,640,000	1,640	203,360	-	-	205,000
Common stock issued for cash at $0.125 per share –September 30, 2009, net of finder’s fees	1,960,000	1,960	239,540	-	-	241,500
Stock based compensation – options	-	-	466,470	-	-	466,470
Subscription proceeds received (Note 4)	-	-	-	1,468,000	-	1,468,000
Net loss for the year	-	-	-	-	(1,860,595)	(1,860,595)

Balance, December 31, 2009	34,032,392	$34,032	$9,072,156	$1,468,000	$(8,845,303)	$1,728,885

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Inception (October 19, 2004) to December 31,
	2009	2008	2009
	(Audited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,860,595)	$(2,021,930)	$(8,845,303)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	466,470	436,955	2,430,595
- Impairment of oil and gas properties	338,343	-	1,611,753
- Financing costs	-	424,660	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	23,302	27,422	42,467
- Other current assets	(28,436)	(7,913)	(79,240)
- Due to related parties accrued	(1,996)	31,998	267,428
- Accounts payable and accrued liabilities	495,850	(85,653)	760,132

NET CASH USED IN OPERATING ACTIVITIES	(567,062)	(1,194,461)	(3,387,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits	(1,010,212)	(78,841)	(3,771,478)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(1,010,212)	(78,841)	(3,771,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	1,709,500	897,087	4,731,595
Drilling Advances	-	-	759,000
Payments to related parties	(124,000)	(500,000)	(1,494,000)
Advances from related parties	170,000	875,000	3,355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,755,500	1,272,087	7,352,095

INCREASE (DECREASE) IN CASH	178,226	(1,215)	193,109

CASH, BEGINNING OF PERIOD	14,883	16,098	-

CASH, END OF PERIOD	$193,109	$14,883	$193,109

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$205,000	$2,856,997	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Morgan Creek Energy Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico (“New Mexico Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The Company has also acquired approximately an additional 5,763 net acres in New Mexico. (Refer to Note 3). The Company has entered into an Option Agreement to participate in approximately 5,600 net acres in Oklahoma (Refer to Note 3).  In addition, we acquired leases in Texas (the “Quachita Prospect”).  To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of December 31, 2009, the Company has an accumulated deficit of $8,506,960.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the determination of the fair value of transactions involving common stock and financial instruments. Other areas requiring estimates include deferred tax balances and asset impairment tests.

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2009 and 2008 that exceeded federally insured limits.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2009, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation- Stock Compensation”, under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Recent accounting pronouncement
In June 2009, the FASB issued FASB ASC 855-10, “Subsequent Events.” FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855-10 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

In June 2009, the FASB issued FASB ASC 860-10, “Transfers and Servicing”, FASB ASC 860-10 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860-10 is effective for fiscal years beginning after November 15, 2009. The Company will adopt FASB ASC 860-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 860-10 will have a material impact on the financial statements.

In June 2009, the FASB issued FASB ASC 810-10, “Consolidation”, which included the following: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FASB ASC 810-10 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt FASB ASC 810-10 in fiscal 2010. The Company does not expect that the adoption of FASB ASC 810-10 will have a material impact on the financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement (continued)
In June 2009, the FASB issued FASB ASC 105-10, “Generally Accepted Accounting Principles replaces SFAS No. 162, which establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of FASB ASC 105-10and the Codification does not change GAAP. FASB ASC 105-10 becomes effective for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not have  a material impact on the Company’s financial position, cash flows and results of operations.

In August 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-05, “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value”. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In September 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-12, “Fair Value Measurements and Disclosures” (Topic 820): Investments in Certain Entities That Calculate Net Asset Value Per Share (or Its Equivalent). This update provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update are effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement (continued)

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 3 – OIL AND GAS PROPERTIES

(a) Quachita Prospect
The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353.  The Company has a 100% Working Interest and a 77% N.R.I. in the leases.  During 2009 the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during the year the Company wrote off the original cost of these leases totaling $338,353. As allowed for under the lease which included the Boggs #1 well, the Company has paid a nominal fee to maintain its rights and access to the Boggs #1 well.

Boggs #1
On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas.  As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation.  To date, $1,352,751 has been incurred on drilling and completion expenditures on the Boggs #1.  The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing.  Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 1,265,000 shares of common stock at $0.63 per share (refer to Note 4).

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

On July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. (“FormCap”), for joint drilling on the Company’s New Mexico prospect whereby FormCap is required to drill and complete two mutually defined targets on the Company’s leases in return for an earned 50% Working Interest in the entire New Mexico Prospect.  During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders’ fee of $20,000.  On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. The Company retained the $100,000 non-refundable deposit and recorded it as a gain on expired oil and gas lease option.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

(c) Oklahoma Prospect
On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation (“Bonanza”) for an option to earn a 60% interest of Bonanza’s 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma in approximately 5,600 net acres. The parties intended to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 will be paid to Bonanza, whereby Bonanza will grant the Company an exercise period of one year. As per a verbal agreement, the 60 day period was extended to August 17, 2009 and subsequently extended to October 28, 2009. On November 30, 2009 an amendment to the original agreement was made whereby the Company increased its option to acquire from 60% to 70% interest of Bonanza’s 85% interest. The Company paid $50,000 during August
2009 and on October 23, 2009 paid an additional $65,000.  The balance of $35,000 is due by December 31, 2009. Subsequently on January 12, 2010 the cumulative non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010 the Company made the final payment of $10,000.

In order to exercise the option, the Company will be required to incur $2,400,000 in exploration and drilling expenditures during the Option Period which will be one year. In the event that the Company does not do so the option will terminate, the Company will cease to have any interest in the prospect and Bonanza will retain the benefit of any drilling or exploration expenditures made by the Company during the Option Period. On November 30, 2009 the Agreement between Bonanza and the Company was amended whereby the Company agreed to incur the full cost of drilling one well to completion on the prospect and will have exercised its option to earn its interest in the well and the balance of the Prospect.  In the event that the first well is a dry hole, the Company will have the exclusive right and option to participate in any and all further drilling programs on the Prospect and to incur the full cost of drilling a second well to acquire a 75% interest of Bonanza’s 85% interest (59.50% working interest) in both that well and the balance of the Prospect.

Subsequently on January 15, 2010 the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  Morgan will pay 33% of the drilling and completion costs.

Subsequently, on February 1, 2010 the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil in not producible in the targeted Morrow A and B sand formations.  The Company is currently reviewing the geological and geophysical data with the partners to determine if there are any further targets within the leased acreage on the Prospect.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

(a)           Share Capital
The Company’s capitalization is 66,666,666 common shares with a par value of $0.001 per share.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

During 2009, the Company completed a private placement consisting of 1,960,000 units at $0.125 per unit for total proceeds of $245,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.50 per share for a period of 12 months from the date of issuance. A finder’s fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received.

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

During 2009, the Company received $1,475,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months. A finders fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received.

Subsequent to the period, between January 5, 2010 and February 9, 2010, the Company received $265,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)           Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of December 31, 2009 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$0.25	3,600,000	July 20, 2010

The Company’s share purchase warrants activity for the period ended December 31, 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2007	629,404	$ 4.50	0.80
Issued	2,448,000	0.75	-
Expired	(629,404)	4.50	-
Exercised	-	-	-

Balance, December 31, 2008	2,448,000	0.75	0.71
Issued	3,600,000	0.25	-
Expired	(2,448,000)	0.75	-
Exercised	-	-	-

Balance, December 31, 2009	3,600,000	$ 0.25	0.55

All warrants are exercisable as at December 31, 2009.

NOTE 5 – STOCK OPTION PLAN

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
DECEMBER 31, 2009 (Audited)

NOTE 5 – STOCK OPTION PLAN (continued)

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

As approved by the Board of Directors on December 8, 2009, the Company granted 200,000 stock options to a director of the Company at $0.58 per share.  The term of these options are ten years.  The total fair value of these options at the date of grant was estimated to be $129,800 and was recorded as a stock based compensation expense during the period.  The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.40%; dividend yield of 0% and expected volatility of 196%.

The Company’s stock option activity for the period ended December 31, 2009 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2007	1,233,336	$ 1.65	3.95
Granted	2,500,000	0.50	-
Expired	-	-	-
Exercised	-	-	-

Balance, December 31, 2008	3,733,336	0.88	7.22
Granted	3,400,000	0.27	-
Expired - cancelled	(3,566,670)	0.84	-
Exercised	-	-	-

Balance, December 31, 2009	3,566,666	$ 0.33	9.21

All options are exercisable as at December 31, 2009.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advance and related accrued interest totaling $1,894,017 (Refer to Note 4).  During the period, this shareholder made further advances of $100,000 and was repaid $24,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. As a result, as of December 31, 2009, $156,000

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

(December 31, 2008 - $310,000) was owed which bears interest at 8% per annum and has no specific repayment terms.  As of December 31, 2009, total accrued interest was $42,467 (December 31, 2008 - $19,164).

Management Fees
During 2009, the Company incurred $193,600 (December 31, 2008 -$263,386) for management fees to officers and directors. As of December 31, 2009, total amount owing in accrued and unpaid management fees and expenses was $33,759 (December 31, 2008 - $1,998).

NOTE 7 – INCOME TAXES

The Company has adopted FASB ASC 740-10, “Income Taxes”. As of December 31, 2009, and 2008 the Company had net operating loss carry forwards of approximately $5,990,048 and $4,595,923 respectively that may be available to reduce future years’ taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

At December 31, 2009 and 2008, the Company had a federal operating loss carry forward of $5,990,048 and $4,595,923 respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 5,990,048	$ 4,595,923

Total deferred tax assets	2,096,517	1,608,573
Less: Valuation Allowance	(2,096,517)	(1,608,573)

Net Deferred Tax Assets	$ --	$ --

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $2,096,517 and $1,608,573 respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2009 and 2008.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 (Audited)

NOTE 7 – INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0%	0%

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 9, 2010, the date which the financial statement were available to be issued.

Between January 5, 2010 and February 9, 2010, the Company received $265,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months.

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  Morgan will pay 33% of the drilling and completion costs.

On January 12, 2010, amended its Agreement with Bonanza Resources Corporation whereby its cumulative non-refundable payment was reduced from $150,000 to $125,000. On January 15, 2010 Morgan made the final payment of $10,000.

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil in not producible in the targeted Morrow A and B sand formations.  The Company is currently reviewing the geological and geophysical data with the partners to determine if there are any further targets within the leased acreage on the Prospect.

NOTE 9 –CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director/officer of the Company.  The former Director has made certain false allegations against the Company, as specifically described in the body of the Company’s December 31, 2009 filing on Form 10-K.  Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency.  However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2007, our Board of Directors appointed De Joya Griffith & Company, LLC (De Joya Griffith) as our principal independent registered public accounting firm.

The reports of De Joya Griffith on our financial statements for each of the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2009 and 2008, there were no disagreements between us and De Joya Griffith, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya Griffith, would have caused De Joya Griffith to make reference thereto in their reports on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are effective at the “reasonable assurance” level.

Changes in internal controls

There were no changes in internal controls for the fiscal year ended December 31, 2009.

Our management has remediated the material weaknesses that were reported from our 10-K/A for the fiscal year end December 31, 2007, which were filed on October 2, 2008 as follows. (A) Management implemented an audit committee that oversees and monitors our financials (See Paragraph on Audit committee report below). (B) Adequate segregation of duties were put in place to reduce the likelihood that errors (intentional or unintentional) will remain undetected by providing for separate processing by different individuals at various stages of a transaction and for independent reviews of the work performed. No further significant changes were implemented in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Peter Carpenter, Mr. Angelo Viard and Mr. D. Bruce Horton. All of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on December 18, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Peter Wilson	42	President, Chief Executive Officer/Principal Executive Officer, a Director and Compensation Committee member and Nominating Committee chairman
William D. Thomas	58	Secretary/Treasurer, Chief Financial Officer, and Principal Accounting Officer
John C. Weldy Jr.	47	Director and Compensation Committee member
D. Bruce Horton	65	Director and Audit Committee member
Erik Essiger	44	Director
Angelo Viard	37	Director, Compensation Committee chairman and Audit Committee chairman
Peter Carpenter	69	Director and Nominating Committee member

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

William Thomas. Mr. Thomas has been our Chief Financial Officer/Secretary/Treasurer since January 8, 2009. Mr. Thomas has thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer of Mainland Resources, Inc., a Nevada corporation that trades on the OTC Bulletin Board, and the chief financial officer and a director of Uranium International Corp., a Nevada corporation that trades on the OTC Bulletin Board and chief financial officer and director of Mira Resources, an Canadian public resources company. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as director of business services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp.  Recently, Mr. Thomas resigned from NWT Uranium Corp. but continues to serve as CFO for Hana Mining. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company’s initial entry into both China and the UK North Sea – start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion) for Kerr McGee, including the company’s first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon). In his early career, Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977). Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada. Mr. Thomas is also a member of the Board of Directors and the chief financial officer for Mainland Resources, Inc., a publicly traded company.

John Clayton Weldy Jr. Mr. Weldy has been a member of our Board of Directors since December 8, 2009. Mr. Weldy has eighteen years of diversified experience as a petroleum, mechanical and environmental engineer. His areas of specialized knowledge extend from personal management, completions, operations and production engineering to project engineering and management. Mr. Weldy’s expertise also includes conceptualization, design, planning and managing people and projects to achieve goals efficiently. From February 2009 to current date, Mr. Weldy is a senior completion engineer for Eni Petroleum, where he is responsible for leading subsea and shelf well completions and intervention projects in the Gulf of Mexico. From approximately September 2008 to February 2009, Mr. Weldy was the senior operations/production/completions engineer at SandRidge Energy. He managed all phases of operations, production and facility engineering for properties offshore, onshore and inland in the Gulf of Mexico. He was further responsible for engineering design and project management of Hurricane Ike repairs, managed all rig completions and remedial workover procedures, including written procedures, completion strategy, cost estimating and securing of equipment and services. Mr. Weldy was also responsible for the design, layout and management of the construction of production facilities, preparation of procedures for and supervision of wellhead remedial operations on existing oil and gas wells, the performance of nodal analysis on various production wells using nodal analysis software and the design, troubleshooting and installation of gas lifts for offshore wells.

From approximately August 2005 through September 2008, Mr. Weldy was the deepwater subsea completions engineer for Shell International and Exploration Company. From approximately February 2004, through August 2005, Mr. Weldy was the vice president of operations for Petroreal of America, Inc. From approximately January 2003 through January 2004, Mr. Weldy was a self employed consultant. From approximately May 2001 through December 2002, Mr. Weldy was the production manager for Century Exploration Inc. From approximately August 2000 through May 2001, Mr. Weldy was the senior petroleum engineer for Watson Energy LLC. And from approximately April 2000 through August 2000, Mr. Weldy was the operations engineer for Operational Services Inc.

Prior to 2000, Mr. Weldy worked for nine years at Texaco Exploration Company as a production, facility and completions engineer.

Mr. Weldy earned a Master of Science degree in environmental engineering from Tulane University. He also earned a Bachelor of Science degree in mechanical engineering and in petroleum engineering from the University of Alabama. Mr. Weldy co-authored a SPE paper on “Best Completion Practices”.

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

Angelo Viard. Mr. Viard has been one of our directors since September 29, 2008. Mr. Viard is also a member of the Compensation Committee and a member of the Audit Committee. During the past ten years, Mr. Viard has been involved in providing companies with advisory services including, but not limited to, managerial, investment strategy, finance, information technology, compliance, accounting, business development, mergers and acquisitions, and capital fund raising in a wide range of industry sectors across the United States, South America and Europe. From approximately June 2007 through current date, Mr. Viard has been the president/chief executive officer of VCS Group, Inc. formerly known as “Viard Consulting Services”. His role as director of advisory services requires development of an advisory services sector. Mr. Viard’s functions include full budgeting responsibilities, management of budgets and planning, creation of policies and administrative procedures to restructure business processes, authoring multi-company employee manuals, design work order tracking and billing interface systems for accounting, and updating business plans, accounting structures and organizational changes to maximize business growth. From approximately August 2006 through June 2007, Mr. Viard was the IT operations manager for Bare Escentuals where he was responsible for developing and coordinating multiple related projects in alignment with strategic and tactical company goals, served as a primary customer advocate, planned and coordinated long term systems strategy, and managed the day to day operations of the IT department, including LAN/WAN architecture, telecommunications and hardware/software support and development. From approximately August 2005 through August 2006, Mr. Viard was a senior IT audit consultant for PricewaterhouseCoopers LLP where he was responsible for determining the audit documentation, strategy and plan. From approximately December 2004 through August 2005, Mr. Viard was the chief executive officer and founder of Technology Mondial Inc., which was a start-up company specializing in broadband wireless technology in Costa Rica and management and development of wireless connection planning for Latin America. Mr. Viard was also previously employed with OpenTV Inc, where he was manager of information system and technology, Thomas Weisel Partners LLC where he was an information technology brokerage services manager, BancBoston Robertson Stephens & Co. where he was a senior system engineer, and Environmental Chemical Corporation where he was a technical analyst.

Mr. Viard holds a master in computer science, a BS in business management and administration, and an A/A in computer business administration and network.

Peter Carpenter, P. Eng., CFA.  Mr. Carpenter has been a member of our Board of Directors since September 1, 2009. Mr. Carpenter has been involved in the oil and gas industry for the past forty years. From 2004 to current date, Mr. Carpenter is the president and chief executive officer of Claridge House Partners, Inc., which provides corporate restructuring and financial advisory services to the Canadian oil and gas industry. From approximately 1998 through 2002, Mr. Carpenter was the chief financial officer for Cybernetic Capital Management Inc; from approximately 1996 through 1998, Mr. Carpenter was a consulting oil and gas analyst for First Associates Securities; and from approximately 1885 through 1996, Mr. Carpenter was the vice president of investment bank with Moss, Lawson & Co., Limited.

Mr. Carpenter also was employed as the senior oil and gas analyst from approximately 1981 through 1993 with Deutsche Morgan Grenfell Canada, where he was responsible for the preparation of oil company equity analysis. He was employed at Texaco Canada from 1976 through 1981 as a chief economist where he supervised economic planning at Texaco and maintained liaison with the worldwide economics group in Harrison, New York. From approximately 1971 through 1976, Mr. Carpenter was the manager of special projects at PanCanadian Petroleum where his responsibilities included overseeing the economic and business analysis of major capital expenditure opportunities involving oil and gas production facilities, chemical, heavy oil and coal projects. From approximately 1965 through 1971, Mr. Carpenter was an engineer at Exxon where he was responsible for the refinery and petrochemicals plant in Sarnia, Ontario, pipeline optimization studies with Interprovincial Pipeline in Toronto, logistics analyst in Esso International’s supply and transportation group located in New York City, and logistics coordinator in Esso International’s light hydrocarbon sales group. From approximately 1962 through 1963, Mr. Carpenter was employed as a process engineer at DuPont’s Maitland works near Brockville, Ontario.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Viard, Carpenter and Horton have been appointed as members to our Audit Committee. All of the three members are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

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

Compensation Committee

As of the date of this Annual Report, Messrs. Viard, Wilson and Weldy have been appointed as members to our Compensation Committee. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a special meeting held on December 18, 2008.

Overview of Compensation Process

The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board’s evaluation of the performance of our executive officers and administering our equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which will be reviewed at least annually by the Compensation Committee. The charter may be viewed in full on our website, www.morgancreekcorp.com under the “Corporate Governance” tab on the Investor Relations page.

The Compensation Committee is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Johnson, Horton and Viard serve as members of the Compensation Committee.

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

It is the Compensation Committee’s goal to have a substantial portion of each executive officer’s compensation contingent upon our performance, as well as upon his or her individual performance. The Compensation Committee’s compensation philosophy for an executive officer emphasizes an overall analysis of the executive’s performance for the year, projected role and responsibilities, required impact on execution of our strategy, external pay practices, total cash and total direct compensation positioning, and other factors the Compensation Committee deems appropriate. The Compensation Committee’s philosophy also considers employee retention, vulnerability to recruitment by other companies and the difficulty and costs associated with replacing executive talent. Based on these objectives, compensation programs for similarly situated companies and the philosophies of the Compensation Committee, the Compensation Committee has determined that we should provide our executive officers compensation packages composed of the following elements: (i) base salary, which reflects individual performance and is designed primarily to be competitive with salary levels at comparably sized companies; and (ii) long-term stock-based incentive awards which strengthen the mutuality of interests between executive officers and our stockholders.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2009.

ADDITIONAL CORPORATE GOVERNANCE POLICIES

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to a Board of Directors meeting held on December 18, 2008, our Board of Directors adopted the following documents as additional governing corporate governance documents (collectively, the Corporate Governance Documents”): (i) Morgan Creek Energy Corp. Corporate Governance Principles; (ii) Morgan Creek Energy Corp. Nominating and Governance Committee Charter and Responsibilities; (iii) Morgan Creek Energy Corp. Board Committees Policy; (iv) Morgan Creek Energy Corp. Code of Business Conduct and Ethics; (v) Morgan Creek Energy Corp. Code of Conduct for the Board of Directors; (vi) Morgan Creek Energy Corp. Corporate Governance Guideline; (vii) Morgan Creek Energy Corp. Corporate Governance Policy’ (viii) Morgan Creek Energy Corp. Conflict of Interest Policy; (ix) Morgan Creek Energy Corp. Whistleblower Policy; (x) Morgan Creek Energy Corp. Board Roles and Responsibilities.

On March 25, 2010, the Board of Directors held a special meeting pursuant to which the Corporate Governance Documents, as amended, were approved and the members were appointed to the Audit Committee, the Compensation Committee and the Nominating Committee, respectively. The Corporate Governance Documents may be viewed in full on our website, www.morgancreekcorp.com under the “Corporate Governance” tab on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 and 2007 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Peter Wilson, current President and CEO	2009	$69,000	-0-	-0-	$216,000	---	---	-0-	$285,000
Marcus Johnson, prior President and CEO	2007 2008 2009	- $71,250 -0- -0-	-0- -0- -0-	-0- -0-	$-0- 87,500 * 81,000	--- --- ---	--- --- ---	$ 71,250 -0- -0-	$71,250 158,750 81,000
David Urquhart, prior President and CEO	2008 2009	$42,000 -0-	-0- -0-	-0- -0-	$175,000 -0-	--- ---	--- ---	--- ---	$217,000 -0-
Thomas Markham, prior Chief Geologist	2007 2008 2009	$120,869 111,693 81,000	-0- -0- -0-	-0- -0- -0-	-0- $87,500 -0-	--- --- ---	--- --- ---	---- ---- ----	$120,869 199,193 81,000

(1) This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer and Chief Geologist:

During fiscal year ended December 31, 2009, we paid $69,000 to Peter Wilson, our current President/Chief Executive Officer, and granted an aggregate of 800,000 (post split) Stock Options of which $216,000 represents the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing.

During fiscal year ended December 31, 2009, we paid $-0- to Marcus Johnson, our prior President/Chief Executive Officer, and granted 300,000 (post split) Stock Options of which $81,000 represents the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing. During fiscal year ended December 31, 2008, we paid: (i) $158,750 to Marcus Johnson, represented by the grant of 500,000 (post split) Stock Options (which have been cancelled) of which $87,500 represented the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing and settlement of the salary accrued and owing from fiscal year ended December 31, 2007 of $71,250 by the issuance of 356,250 shares of common stock.

During fiscal year ended December 31, 2009, we paid $45,000 to Thomas Markham, our prior Chief Geologist. During fiscal year ended December 31, 2008, we paid $199,193 to Thomas Markham, represented by the grant of 500,000 (post split)  Stock Options (which Stock Options have been cancelled) of which $87,500 represented the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing and salary of $111,693.

During fiscal year ended December 31, 2008, we paid $42,000 to David Urquhart, one of our prior directors, and granted 1,000,000 (post split) Stock Options of which $175,000 represents the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing. These Stock Options have been cancelled.

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

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2008

The following table sets forth information as at December 31, 2009 relating to Stock Options that have been granted (post split) to the Named Executive Officers. All Stock Options that were granted during fiscal year ended December 31, 2008 were cancelled:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peter Wilson, current President/CEO	800,000	-0-	-0-	$0.25		-0-	-0-	-0-	-0-
Marcus Johnson, prior President/CEO	300,000	-0-	-0-	$0.25		-0-	-0-	-0-	-0-
Thomas Markham, prior Chief Geologist	300,000	-0-	-0-	$0.25		-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2009, 2008 and 2007:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marcus Johnson, Chairman 2007 2008 2009	-0- -0- -0- (1)	-0- -0- -0-	(3) $ -0- 87,500 81,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ -0- 87,500 81,000
Thomas Markham 2007 2008 2009	$-0- -0- 45,000 (2)	-0- -0- -0-	(3) $ -0- 87,500 81,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ -0- 87,500 126,000
Erik Essinger 2007 2008 2009	$-0- -0- -0- (4)	-0- -0- -0-	(3) $ -0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ -0- -0- -0-
D. Bruce Horton 2007 2008 2009	-0- -0- -0-	-0- -0- -0-	(3) $ -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ -0- -0- -0-
David Urquhart 2008	(5) -0-	-0-	(3) $175,000	-0-	-0-	-0-	$175,000
Peter Wilson 2008 2009	3,000 69,000 (6)	-0- -0-	(3) -0- $216,000	-0- -0-	-0- -0-	-0- -0-	3,000 $285,000
Angelo Viard 2008 2009	-0- -0- (7)	-0- -0-	-0- $108,000	-0- -0-	-0- -0-	-0- -0-	-0- $108,000
WWilliam Thomas 2009	(8) $4,600	-0-	$135,000	-0-	-0-	-0-	$139,600
John Weldy Jr. 2009	(9) -0-	-0-	$128,000	-0-	-0-	-0-	$128,000
Peter Carpenter 2009	(10) -0-	-0-	$100,000	-0-	-0-	-0-	$1008,000

(1) During fiscal year ended December 31, 2009, Marcus Johnson was granted 300,000 (post split) Stock Options exercisable into 300,000 (post split) shares of common stock at $0.25 per share with a Black Scholes valuation of $81,000. During fiscal year ended December 31, 2008, Marcus Johnson: (i) received $71,250 in accordance with settlement of amounts due and owing relating to his salary as executive compensation by way of issuance of 356,250 shares of common stock; and (ii) granted 500,000 (post split)  Stock Options with a Black-Sholes valuation of $87,500. The 500,000 Stock Options were cancelled effective July 14, 2009. Concurrently, on July 14, 2009, based upon an analysis of the oil and gas industry and general economic conditions affecting the marketplace, our Board of Directors approved the grant to Mr. Johnson of 500,000 Stock Options under our Stock Option Plan at an exercise price of $0.25 per share with a Black-Scholes valuation of $81,000. Mr. Johnson resigned from the Board of Directors effective as of December 9, 2009.

(2) During fiscal year ended December 31, 2009, Thomas Markham, our prior Chief Geologist: (i) received $45,000 as salary; and (ii) granted 300,000 (post split) Stock Options exercisable into 300,000 shares of common stock at $0.25 per share with a Black Scholes valuation of $40,500. During fiscal year ended December 31, 2008, Thomas Markham: (i) received $111,693 as executive compensation in connection with his role as our prior Chief Geologist; and (ii) granted 500,000 Stock Options with a Black Scholes valuation of $87,500. The 500,000 Stock Options were cancelled effective July 14, 2009. Concurrently, on July 14, 2009, based upon an analysis of the oil and gas industry and general economic conditions affecting the marketplace, our Board of Directors approved the grant to Mr. Markham of 300,000 Stock Options under our Stock Option Plan at an exercise price of $0.25 per share with a Black Scholes valuation of $81,000. Mr. Markham resigned from the Board of Directors effective as of April 30, 2008.

(3) This amount represents the fair value of these options at the date of grant which was estimated using the Black-Sholes option pricing model.

(4) Erik Essiger received $97,118 during fiscal year ended December 31, 2006 as compensation for services rendered to us in connection with business related consulting and promotional services performed in Europe on our behalf.

(5) David Urquhart received $42,000 during fiscal year ended December 31, 2008 as compensation in connection with his role as our prior President/Chief Executive Officer. Mr. Urquhart resigned from the Board of Directors effective as of August 8, 2008.

(6) During fiscal year ended December 31, 2009, Peter Wilson: (i) received $69,000 as salary; and (ii) granted 800,000 Stock Options exercisable into 800,000 shares of common stock at $0.25 per share with a Black Scholes valuation of $216,000. Mr. Wilson received $3,000 during fiscal year ended December 31, 2008 as executive compensation in connection with his role as our President/Chief Executive Officer commencing September 29, 2008. Mr. Wilson also became a member of our Board of Directors effective as of September 29, 2008.

(7) During fiscal year ended December 31, 2009, Angelo Viard was granted 400,000 Stock Options exercisable into 400,000 shares of common stock at $0.25 per share with a Black Scholes valuation of $108,000.

(8) During fiscal year ended December 31, 2009, William Thomas: (i) received $4,600 in salary; and (ii) granted 500,000 Stock Options exercisable into 500,000 shares of common stock at $0.25 per share with a Black Scholes valuation of $135,000.

(9) During fiscal year ended December 31, 2009, John Weldy was granted 200,000 Stock Options exercisable into 200,000 shares of common stock at $0.39 per share with a Black Scholes valuation of $128,000.

(10) During fiscal year ended December 31, 2009, Peter Carpenter was granted 250,000 Stock Options exercisable into 200,000 shares of common stock at $0.39 per share with a Black Scholes valuation of $99,860.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 34,032,392 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
D. Bruce Horton 2443 Alder Street Vancouver, British Columbia Canada, V6H 4A4	150,000 (2)	Nil
Peter Wilson 69 Glenmore Drive West Vancouver, British Columbia Canada V7S 1A5	400,000 (3)	Nil
Erik Essiger P.O. Box 37491 Dubai United Arab Emeriates	249,999 (5)	Nil
William D. Thomas 17314 State Highway Suite 306 Houston, Texas 77064	303,332 (6)	Nil
Angelo Viard 190 Cleaveland Road #3 Pleasant Hill, California 94523	203,300(7)	Nil
John Weldy Jr. 139 Willow Wood Slidell, Louisiana, 70461	200,000 (8)	Nil
Peter Carpenter 142 Evelyn Crescent Toronto, Ontario Canada M6P 3E2	200,000 (9)	Nil
All executive officers and directors as a group (7 persons)	2,164,964(10)	6.36%
Beneficial Owners Greater than 5%
Marcus Johnson 2020 Prospect Way Bellingham, Washington 98229	2,387,500 (11)	7.00%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 34,032,392 shares issued and outstanding. Beneficial ownership amounts reflect the Forward Stock Split.

(2)	This figure includes 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share expiring on expiring on July 14, 2019.

(3)	This figure includes 400,000 Stock Options to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(4)
This figure includes: (i) 208,333 shares of common stock; (ii) 166,666 Stock Options to purchase 500,000 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011; and (iii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $1.00 per share expiring on April 30, 2018.

(5)
This figure includes:  (i) 166,666 shares of common stock; and (ii) 83,333 Stock Options to purchase 83,333 shares of our common stock at an exercise price of $1.10 per share expiring on December 15, 2011.

(6)
This figure includes: (i) 53,332 shares of common stock; and (ii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(7)	This figure includes: 3,300 shares of common stock; and (ii) 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(8)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.58 per share expiring on December 8, 2019.

(9)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.39 per share expiring on September 1, 2019.

(10)	This figure includes: (i) 431,631 shares of common stock; and (ii) 1,733,333 Stock Options to purchase 1,733,333 shares of our common.

(11)
This figure includes: (i) 2,237,500 shares of common stock; and (ii) 150,000 Stock Options to purchase 150,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2009, we incurred approximately $52,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During fiscal year ended December 31, 2008, we incurred approximately $43,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2008 and for the review of our financial statements for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008.

During fiscal year ended December 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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

4.3                                                                Lease Assignment between Geneva Energy Corp.  And Morgan Energy Corp. dated December 17, 2004 (2)

4.4                                                                Fletcher Lewis Letter (3)

4.5                                                                Fletcher Lewis Consent dated December 31, 2004 (3)

4.6                                                                American News Publishing Letter dated January 13, 2006 (3)

10.1                                                              Asset Purchase Agreement between Morgan Creek Energy  Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.1                                                              Charter of Audit Committee (1)

10.2                                                              Executive Services Agreement between Morgan Creek Energy  Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.3                                                              Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp dated October 31, 2008.  (6)

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

MORGAN CREEK ENERGY CORP.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Dated: April 9, 2010	By:	/s/ PETER WILSON
Peter Wilson, President/Chief
Executive Officer

Dated: April 9, 2010	By:	/s/ WILLIAM THOMAS
William Thomas, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2010	By:	/s/ PETER WILSON
Director

Dated: April 9, 2010	By:	/s/ WILLIAM THOMAS
Director

Dated: April 9, 2010	By:	/s/ ANGELO VIARD
Director