Form 10-Q
period 2010-03-31
MORGAN CREEK ENERGY CORP
filed 2010-05-17
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52139

Morgan Creek Energy Corp. (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	201777817 (I.R.S. Employer Identification No.)

5050 Quorum Drive, Suite 700, Dallas, Texas 75254 (Address of principal executive offices)

(214) 722-6490 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
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

Yes [   ]   No[ X ]

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 17, 2010
Common Stock, $0.001	34,032,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2010
(unaudited)

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$6,194	$193,109
Prepaids and other assets	40,535	54,240

TOTAL CURRENT ASSETS	46,729	247,349

Property and equipment	46,609	-
Oil and gas properties, unproven (Note 3)	2,131,730	2,474,812

TOTAL ASSETS	$2,225,068	$2,722,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$356,545	$794,809
Due to related parties (Note 6)	-	198,467

TOTAL CURRENT LIABILITIES	356,545	993,276

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
34,032,392 common shares (December 31, 2009 –30,432,392)	34,032	34,032
Additional paid-in-capital	9,072,156	9,072,156
Private placement subscriptions	1,758,000	1,468,000
Deficit accumulated during exploration stage	(8,995,665)	(8,845,303)

TOTAL STOCKHOLDERS’ EQUITY	1,868,523	1,728,885

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY	$2,225,068	$2,722,161

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Three Months ended March 31, 2010	Three Months ended March 31, 2009	Inception (October 19, 2004) to March 31, 2010

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$15,000	$-	$921,268
Consulting fees	-	15,000	861,572
Management fees – related party	38,000	45,600	1,119,683
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties (Note 3)	-	-	1,611,753
Office and general	51,856	19,889	713,012
Professional fees	44,806	27,904	891,395

NET OPERATING LOSS	(149,662)	(108,393)	(8,549,278)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(700)	(6,592)	(121,727)

TOTAL OTHER INCOME (EXPENSES)	(700)	(6,592)	(446,387)

NET LOSS	$(150,362)	$(114,985)	$(8,995,665)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	34,032,392	30,432,392

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

Three Months Ended March 31,		Inception (October 19, 2004) to March 31,
2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(150,362)	$(114,985)	$(8,995,665)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	-	1,611,753
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	(42,467)	6,592	-
- Prepaid and other current assets	13,705	-	(65,535)
- Due to related parties accrued	-	10,074	267,428
- Accounts payable and accrued liabilities	(438,264)	34,020	321,868

NET CASH USED IN OPERATING ACTIVITIES	(617,388)	(64,299)	(4,004,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment	(46,609)	-	(46,609)
Oil and gas property expenditures and deposits, net	343,082	-	(3,428,396)

NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	296,473	-	(3,475,005)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	290,000	-	5,021,595
Drilling Advances	-	-	759,000
Payments to related parties	(156,000)	-	(1,650,000)
Advances from related parties	-	50,000	3,355,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	134,000	50,000	7,486,095

INCREASE (DECREASE) IN CASH	(186,915)	(14,299)	6,194

CASH, BEGINNING OF PERIOD	193,109	14,883	-

CASH, END OF PERIOD	$6,194	$584	$6,194

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of March 31, 2010, the Company has an accumulated deficit of $8,995,665.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
MARCH 31, 2010
(unaudited)

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2010 and December 31, 2009 that exceeded federally insured limits.

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
MARCH 31, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at March 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent accounting pronouncement

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. This standard is effective for interim and annual periods ending on or after December 15, 2009, and will be applied on a retrospective basis.  The adoption of ASU 2010-01 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

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
The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The adoption of ASU 2010-
02 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncement (continued)

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the adoption of ASU 2010-6 during the period did not have a material impact on the Company’s financial position, cash flows or results of operations.

NOTE 3 – OIL AND GAS PROPERTIES

(a) Quachita Prospect
The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353.  The Company has a 100% Working Interest and a 77% N.R.I. in the leases.  During 2009 the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during the year ended December 31, 2009 the Company wrote off the original cost of these leases totalling $338,353. As allowed for under the lease which included the Boggs #1 well, the Company has paid a nominal fee to maintain its rights and access to the Boggs #1 well.

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
MARCH 31, 2010
(unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

(c) Oklahoma Prospect
On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation (“Bonanza”) for an option to earn a 60% interest of Bonanza’s 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma in approximately 5,600 net acres. The parties intended to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 will be paid to Bonanza, whereby Bonanza will grant the Company an exercise period of one year. As per a verbal agreement, the 60 day period was extended to August 17, 2009 and subsequently extended to October 28, 2009. On November 30, 2009 an amendment to the original agreement was made whereby the Company increased its option to acquire from 60% to 70% interest of Bonanza’s 85% interest. The Company paid $50,000 during August 2009 and on October 23, 2009 paid an additional $65,000.  The balance of $35,000 was due by December 31, 2009. On January 12, 2010 the cumulative non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010 the Company made the final payment of $10,000.

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

On January 15, 2010 the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  Morgan will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of March 31, 2010 and has been included in accounts payable and accrued liabilities.

On February 1, 2010 the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The Company is currently reviewing the geological and geophysical data with the partners to determine if there are any further targets within the leased acreage on the Prospect.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

During 2008, the Company completed a private placement consisting of 2,448,000 units at $0.375 per unit for total gross proceeds of $918,000.  Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.75 per share for a period of 12 months from the date of share issuance.  A finder’s fee of 3.5% ($20,913) was paid on $597,500 of the private placement proceeds received.

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

(c)           Other issuances
On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advances and accrued interest totalling $1,515,214.  The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totalling $378,803 was recorded as a finance cost during the period (refer to Note 6).

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

During 2009, the Company received $1,475,000 towards a planned private placement of Units to be offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 for twelve months. A finder’s fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

During the period, the Company received an additional $290,000 towards a planned private placement of Units  offered at $0.50 per unit with each unit consisting of one common share and one-half warrant to acquire an additional common share, exercisable at $1.00 per sharefor twelve months.

 (d)           Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of March 31, 2010 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$0.25	3,600,000	July 20, 2010

The Company’s share purchase warrants activity for the period ended March 31, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	2,448,000	$ 0.75	0.71
Issued	3,600,000	0.25
Expired	(2,448,000)	0.75
Exercised	-	-

Balance, December 31, 2009	3,600,000	0.25	0.55
Issued	-	-
Expired	-	-
Exercised	-	-

Balance, March 31, 2010	3,600,000	$ 0.25	0.30

All warrants are exercisable as at March 31, 2010.

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
MARCH 31, 2010
(unaudited)

NOTE 5 – STOCK OPTION PLAN (continued)

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

The Company’s stock option activity for the period ended March 31, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	3,733,336	$ 0.88	7.22
Granted	3,400,000	0.27	-
Expired - cancelled	(3,566,670)	0.84	-
Exercised	-	-	-

Balance, December 31, 2009	3,566,666	0.33	9.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, March 31, 2010	3,566,666	$ 0.33	8.96

All options are exercisable as at March 31, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During 2008, this shareholder made further advances to the Company of $885,000 and $500,000 was repaid to the shareholder. On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advance and related accrued interest totalling $1,894,017 (Refer to Note 4).  During 2009, this shareholder made further advances of $100,000 and was repaid $24,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. As a result, as of December 31, 2009, $156,000 plus accrued interest of $42,467 was owed which bears interest at 8% per annum and has no specific repayment terms.  As of March 31, 2010, the accrued interest and principal had been paid in full.

Subsequent to the period on April 1, 2010 a shareholder made an advance to the Company of $50,000.  The advance bears interest of 8% per annum and has no specific repayment terms.

Management Fees
During the three month period ended March 31, 2010, the Company incurred $38,000 (March 31, 2009 -$45,600) for management fees to officers and directors. As of March 31, 2010, total amount owing in accrued and unpaid management fees and expenses was $62,327 (December 31, 2009 - $42,467).

NOTE 7 – SUBSEQUENT EVENTS

On April 1, 2010 a shareholder made an advance to the Company of $50,000.  The advance bears interest of 8% per annum and has no specific repayment terms.

NOTE 8 –CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director/officer of the Company.  The former Director has made certain false allegations against the Company, as specifically described in the body of the Company’s December 31, 2009 filing on Form 10-K and March 31, 2010 filing on Form 10-Q.  Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency.  However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Morgan Creek Energy Corp. is a corporation organized under the laws of the State of Nevada. After the effective date of our registration statement filed with the Securities and Exchange Commission (February 14, 2006), we commenced trading on the Over-the-Counter Bulletin Board under the symbol “MCRE:OB” (currently under the symbol“MCKE:OB”). We are engaged in the business of exploration of oil and gas bearing properties in the United States. Our shares are also traded on the Frankfurt Stock Exchange in Germany under the symbol “M6C”.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Morgan Creek," refers to Morgan Creek Energy Corp.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the oil and gas industry.  We intend to locate, explore, acquire and develop oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (“New Mexico Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. We have also acquired approximately an additional 5,763 net acres in New Mexico. We have entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the “Quachita Prospect”).  As of the date of this Quarterly Report, we have acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.

OIL GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
New Mexico	13,339
Total:	13,339

(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

Quachta Prospect

As of the date of this Quarterly Report, we lease approximately 1,971 net acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases. During 2009, the balances of the leases within the Quachita trend were allowed to lapse without renewal by us. Accordingly, during the year ended December 31, 2009, we wrote off the original cost of these leases totaling $338,353. As allowed for under the lease which included the Boggs #1 well, we have paid a nominal fee to maintain our rights and access to the Boggs #1 well.

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

Westrock Land Corp. Option Agreement. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock Land Corp, a private Texas corporation (“Westrock”). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres of  property within the State of New Mexico with a net revenue interest of 81.5% pertaining to 5,746 of the net acres (the “New Mexico Leases”); (b) Westrock ; (iii) we desire to acquire a 100% working interest in the New Mexico Leases for a total purchase price of approximately $388,150; and (iv) we had until April 16, 2009 to complete our due diligence (the “Option Period”).

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

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. We are currently reviewing the geological and geophysical data with our partners to determine if there are any further targets within the leased acreage on the Prospect.

RESULTS OF OPERATION

	Three Month Period Ended March 31, 2010 and 2009		For the Period from Inception (October 19, 2004) to March 31, 2010
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$15,000	$-0-	$921,268
Consulting expenses	-0-	15,000	861,572
Management fees – related party	38,000	45,600	1,119,683
Management fees – stock based compensation	-0-	-0-	2,430,595
Impairment of oil and gas properties	-0-	-0-	1,611,753
Office and general	51,856	19,889	713,012
Professional Fees	44,806	27,904	891,395
Net Operating Loss	$(149,662)	$(108,393)	$(8,549,278)
Other Expense
Gain on expired oil and gas lease option	-0-	-0-	100,000
Financing Costs	-0-	-0-	(424,660)
Interest expense	(700)	(6,592)	(121,727)
Net Loss	$(150,362)	$(114,985)	$(8,995,665)

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

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009

Our net loss for the three month period ended March 31, 2010 was ($150,362) compared to a net loss of ($114,985) during the three month period ended March 31, 2009 (an increase of $35,377). During the three month periods ended March 31, 2010 and 2009, we did not generate any revenue.

During the three month period ended March 31, 2010, we incurred general and administrative expenses of approximately $149,662 compared to $108,393 incurred during the three month period ended March 31, 2009 (an increase of $41,269). These general and administrative expenses incurred during the three month period ended March 31, 2010 consisted of: (i) investor relations of $15,000 (2009: $-0-); (ii) consulting fees of $-0- (2009: $15,000); (iii) office and general of $51,856 (2009: $19,889); (iv) professional fees of $44,806 (2009: $27,904); and (v) management fees – related party of $38,000 (2009: $45,600).

During the three month periods ended March 31, 2010 and 2009, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 increased primarily due to the increase in office and general and professional fees relating to increased scope of operations. General and administrative expenses were increased further due to the increase in investor relations of $15,000. Reductions in expenses were realized in management fees – related party. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $149,662 incurred as general and administrative expenses during the three month period ended March 31, 2010, we incurred management fees of $38,000. As of March 31, 2010, the total amount due and owing in accrued and unpaid management fees and expenses was $62,327.

Interest expense incurred during the three month period ended March 31, 2010 was $700 (2009: $6,592). Our net loss during the three month period ended March 31, 2010 was ($150,362) or ($0.00) per share compared to a net loss of ($114,985) or ($0.00) per share during the three month period ended March 31, 2009. The weighted average number of shares outstanding was 34,032,392 for the three month period ended March 31, 2010 compared to 30,432,392 for the three month period ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2010

As at March 31, 2010, our current assets were $46,729 and our current liabilities were $356,545, which resulted in a working capital deficiency of ($309,816). As at March 31, 2010, current assets were comprised of: (i) $6,194 in cash; and (ii) $40,535 in prepaid and other assets. As at the three month period ended March 31, 2010, current liabilities were comprised of $356,545 in accounts payable and accrued liabilities.

As at March 31, 2010, our total assets were $2,225,068 comprised of: (i) $46,729 in current assets; (ii) $46,609 in property and equipment and (iii) $2,131,730 in unproven oil and gas properties. The decrease of total assets for the three month period ended March 31, 2010 from December 31, 2009 was primarily due to the decrease in valuation of unproven oil and gas properties and a decrease in cash.

As at March 31, 2010, our total liabilities were $356,545 comprised entirely of current liabilities. The decrease in liabilities  for the three month period ended March 31, 2010 from fiscal year ended December 31, 2009 was primarily due to a decrease in amounts due to related parties and in accounts payable and accrued liabilities. During July 2009, we issued 1,640,000 Units at a per share price of $0.125 in accordance with the terms and provisions of a settlement agreement. We settled an aggregate of $200,000 in related party advances and $5,000 in accounts payable.

Stockholders’ equity increased from $1,728,885 as of December 31, 2009 to stockholders’ equity of $1,868,523 as of March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was ($617,388), consisting primarily of a net loss of ($150,362). Net cash flows used in operating activities was changed by ($42,467) in accrued interest, $13,705 in prepaid and other current assets and ($438,264) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month period ended March 31, 2010, net cash flows used in investing activities was ($46,609) for property and equipment and  $343,082 for oil and gas property net expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2010, net cash flows provided from financing activities was $134,000 compared to $50,000 for the three month period ended March 31, 2009. Cash flows from financing activities for the three month period ended March 31, 2010 consisted of $290,000 in proceeds from sale and subscriptions of common stock offset by ($156,000) in payments to related parties.

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

During fiscal year ended December 31, 2009, we received $1,475,000 for a private placement of Units to be offered at $0.50 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share, exercisable at $1.00 for twelve months. A finders fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received.

Subsequent to December 31, 2009 and through February 9, 2010, we received a further $290,000 towards a planned private placement of Units to be offered at $0.50 per Unit with each Unit consisting of one share of restricted common stock and one-half warrant to acquire an additional common share exercisable at $1.00 per share for twelve months (collectively, the “Planned Private Placements”).

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

As of March 31, 2010, the accrued interest and principal has been paid in full.

Subsequent to the period on April 1, 2010, a shareholder made an advance to us of $50,000. This advance bears interest at 8% per annum and has no specific repayment terms.

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

Exchange Rate

Our reporting currency is United States Dollars (“USD”).  In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations. However, since all of our properties are currently located within the United States, any potential revenue and expenses will be denominated in U.S. Dollars, and the net income effect of appreciation and devaluation of the currency against the U.S. Dollar would be limited to our costs of acquisition of property.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm De Joya Griffith & Company, LLC regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2010.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2010 filed with the Securities and Exchange Commission.

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

As of the date of this Quarterly Report, all actions against the directors and officers of Company were dismissed.  The Company still is included in the action and the judge was reluctant to dismiss Morgan without further discovery evidence being presented.  The Company is confident that they will be dismissed from the action after discoveries.

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.,1             Letter  Agreement  dated May 28, 2009 between Morgan Creek Energy Corp. and Bonanza Resources (Texas) Inc. (1)

10.2              Letter Agreement dated July 9, 2009 between Morgan Creek Energy Corp. and FormCap Corporation. (2)

31.1              Certification of Chief Executive Officer pursuant to Securities Exchange Act of1934 Rule 13a-14(a) or 15d-14(a).

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

                                                                           MORGAN CREEK ENERGY CORP.

Dated: May 17, 2010                By: /s/  Peter Wilson
                         -----------------------------------------------
                         Peter Wilson President and
                         Chief Executive Officer

Dated: May 17, 2010               By: /s/ William D. Thomas
                         -----------------------------------------------
                         William D. Thomas
                         Chief Financial Officer