Form 10-Q
period 2010-06-30
MORGAN CREEK ENERGY CORP
filed 2010-08-13
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the period ended June 30, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

Commission File No. 000-52139

Morgan Creek Energy Corp. (Name of small business issuer in its charter)

Nevada	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5050 Quorum Drive, Suite 700, Dallas, Texas 75254 (Address of principal executive offices)

(214) 722-6490 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None	Name of each exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2010
Common Stock, $0.001	37,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010
(Unaudited)

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2010
(unaudited)

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$6,468	$193,109
Prepaid expenses and other	42,880	54,240

TOTAL CURRENT ASSETS	49,348	247,349

OIL AND GAS PROPERTIES, unproven (Note 3)	1,889,158	2,474,812

TOTAL ASSETS	$1,938,506	$2,722,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$363,831	$794,809
Due to related party (Note 6)	45,048	198,467

TOTAL CURRENT LIABILITIES	408,879	993,276

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
37,612,392 common shares (December 31, 2009 – 34,032,392)	37,612	34,032
Additional paid-in-capital	10,826,576	9,072,156
Private placement subscriptions	-	1,468,000
Deficit accumulated during exploration stage	(9,334,561)	(8,845,303)

TOTAL STOCKHOLDERS’ EQUITY	1,529,627	1,728,885

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,938,506	$2,722,161

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Inception (October 19, 2004) to June 30,
	2010	2009	2010	2009	2010

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$15,000	$-	$921,268
Consulting fees	-	-	-	15,000	861,572
Management fees – related party	24,000	65,000	62,000	110,600	1,143,683
Management fees - stock based compensation	-	-	-	-	2,430,595
Impairment of oil and gas properties	236,444	-	236,444	-	1,848,197
Office and general	28,929	46,445	80,785	66,332	741,940
Professional fees	48,642	30,680	93,448	58,584	940,038

NET OPERATING LOSS:	(338,015)	(142,125)	(487,677)	(250,516)	(8,887,293)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Financing costs	-	-	-	-	(424,660)
Interest expense	(881)	(8,011)	(1,581)	(14,603)	(122,608)

TOTAL OTHER EXPENSE	(881)	(8,011)	(1,581)	(14,603)	(447,268)

NET LOSS	$(338,896)	$(150,136)	$(489,258)	$(265,119)	$(9,334,561)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	34,826,205	30,432,392	34,434,972	30,432,392

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30		Inception (October 19, 2004) to June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(489,258)	$(265,119)	$(9,334,561)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	236,444	-	1,848,197
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	(41,586)	14,603	881
- Prepaid expenses and other	11,360	13,755	(67,880)
- Due to related parties	-	39,247	267,428
- Accounts payable and accrued liabilities	(430,978)	47,474	329,154

NET CASH USED IN OPERATING ACTIVITIES	(714,018)	(150,020)	(4,101,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	349,210	(9,000)	(3,422,268)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	349,210	(9,000)	(3,422,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	290,000	65,000	5,021,595
Drilling advances	-	-	759,000
Payments to related parties advances	(161,833)	-	(1,655,833)
Proceeds from related parties advances	50,000	100,000	3,405,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	178,167	165,000	7,530,262

INCREASE IN (DECREASE) CASH	(186,641)	5,960	6,468

CASH, BEGINNING OF PERIOD	193,109	14,883	-

CASH, END OF PERIOD	$6,468	$20,843	$6,468

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of June 30, 2010, the Company has an accumulated deficit of $9,334,561.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
JUNE 30, 2010 (unaudited)

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
JUNE 30, 2010 (unaudited)

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2010 and December 31, 2009 that exceeded federally insured limits.

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
JUNE 30, 2010 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Recent accounting pronouncement
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

NOTE 3 – OIL AND GAS PROPERTIES

(a) Quachita Prospect
The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353.  The Company has a 100% Working Interest and a 77% N.R.I. in the leases.  During 2009 the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during the year ended December 31, 2009, the Company wrote off the original cost of these leases totalling $338,353. As allowed for under the lease which included the Boggs #1 well, the Company has paid a nominal fee to maintain its rights and access to the Boggs #1 well.

Boggs #1
On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas.  As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation.  To date, $1,352,751 has been incurred on drilling and completion expenditures on the Boggs #1.  The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing.  Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 2,409,524 shares of common stock at $0.315 per share (refer to Note 4).

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

 (c) Oklahoma Prospect
On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation (“Bonanza”) for an option to earn a 60% interest of Bonanza’s 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma in approximately 5,600 net acres. The parties intended to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 will be paid to Bonanza, whereby Bonanza would grant the Company an exercise period of one year. As per a verbal agreement, the 60 day period was extended to August 17, 2009 and subsequently extended to October 28, 2009. On November 30, 2009 an amendment to the original agreement was made whereby the Company increased its option to acquire from 60% to 70% interest of Bonanza’s 85% interest. The Company paid $50,000 during August 2009 and on October 23, 2009 paid an additional $65,000.  The balance of $35,000 was due by December 31, 2009. On January 12, 2010 the cumulative non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010 the Company made the final payment of $10,000.

In order to exercise the option, the Company will be required to incur $2,400,000 in exploration and drilling expenditures during the Option Period which will be one year. In the event that the Company does not do so the option will terminate, the Company will cease to have any interest in the prospect and Bonanza will retain the benefit of any drilling or exploration expenditures made by the Company during the Option Period. On November 30, 2009 the Agreement between Bonanza and the Company was amended whereby the Company agreed to incur the full cost of drilling one well to completion on the prospect and will have

NOTE 3 – OIL AND GAS PROPERTIES (continued)

(c) Oklahoma Prospect
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

On January 15, 2010 the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  Morgan will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of June 30, 2010 and has been included in accounts payable and accrued liabilities.

On February 1, 2010 the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the company wrote off the net cost of the well of $236,444 during the period.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

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

On October 16, 2006, the Company completed a private placement consisting of 629,404 units at $2.25 per unit for proceeds of $1,416,158.  Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $4.50 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement.  Of this private placement, 375,556 of the units issued were in exchange for $845,000 previously advanced to the Company by a

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(b)  Private Placements

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

During 2009, the Company completed a private placement consisting of 1,960,000 units at $0.125 per unit for total proceeds of $245,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. A finder’s fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received.

During 2010, the Company completed a private placement consisting of 3,480,000 units at $0.50 per unit for total proceeds of $1,740,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $1.00 per share for a period of 12 months from the date of issuance. A finder’s fee of 7% ($7,000) was paid on $100,000 of the private placement proceeds received.  Of the total proceeds, $1,468,000 (net of finder’s fee) was received during 2009.

During 2010, the Company completed a private placement consisting of 100,000 units at $0.25 per unit for total proceeds of $25,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.50 per share for a period of 12 months from the date of issuance.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

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

(d)  Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of June 30, 2010 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$0.25 $1.00 $0.50	3,600,000 1,740,000 50,000	July 20, 2010 June 11, 2011 June 11, 2011

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)  Share Purchase Warrants

The Company’s share purchase warrants activity for the period ended June 30, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	2,448,000	$0.75	0.71
Issued	3,600,000	0.25
Expired	(2,448,000)	0.75
Exercised	-	-

Balance, December 31, 2009	3,600,000	0.25	0.55
Issued	1,790,000	0.99
Expired	-	-
Exercised	-	-

Balance, June 30, 2010	5,390,000	$0.49	0.35

All warrants are exercisable as at June 30, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

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

As approved by the Board of Directors on July 14, 2009, the Company granted 3,000,000 stock options to certain officers, directors and management of the Company at $0.25 per share of which 1,300,000 options were cancelled and re-issued to certain individuals and 1,700,000 were new options issued.  The term of these options are ten years.  The total fair value of these options

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

5 – STOCK OPTION PLAN (continued)

at the date of grant was estimated to be $236,810 and was recorded as a stock based compensation expense during the period.  The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.50%; dividend yield of 0% and expected volatility of 180%.

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

The Company’s stock option activity for the period ended June 30, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	3,733,336	$0.88	7.22
Granted	3,400,000	0.27	-
Expired - cancelled	(3,566,670)	0.84	-
Exercised	-	-	-
Balance, December 31, 2009	3,566,666	0.33	9.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, June 30, 2010	3,566,666	$0.33	8.71

All options are exercisable as at June 30, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010 (unaudited)

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

On April 1, 2010, a shareholder made an advance to the Company of $50,000.  The advance bears interest of 8% per annum and has no specific repayment terms. During the period $5,833 was repaid.  Total amount outstanding including principal and accrued interest as of June 30, 2010 is $45,048.

NOTE 6 – RELATED PARTY TRANSACTIONS

Management Fees
During the six month period ended June 30, 2010, the Company incurred $62,000 (June 30, 2009 -$110,600) for management fees to officers and directors. As of June 30, 2010, total amount owing in accrued and unpaid management fees and expenses was $51,502 (December 31, 2009 - $42,467) which has been included in accounts payable and accrued liabilities.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2010 the date which the financial statement were available to be issued. The Company has determined that there were no events that warrant disclosure or recognition in the financial statements.

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

On January 15, 2010, we entered into a participation agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. We will pay 33% of the drilling and completion costs. To December 31, 2009, we had accrued the entire estimated cost of the first well of $475,065, of which $316,690 was paid to us during fiscal year ended December 31, 2009 by the new participants. Also during fiscal year ended December 31, 2009, we received a reduction in the well cost from the operator totaling $189,413, which resulted in amounts payable by the new participants being reduced to $190,530. Of the excess paid during fiscal year ended December 31, 2009 by the new participants, $63,022 remains payable as of June 30, 2010 and has been included in accounts payable and accrued liabilities.

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Quarterly Report, the well has been plugged and abandoned and we have written off our share of the dry hole costs of the well $236,444.

RESULTS OF OPERATION

	Six Month Period Ended June 30, 2010 and 2009		For the Period from Inception (October 19, 2004) to June 30, 2010
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$15,000	$-0-	$921,268
Consulting expenses	-0-	15,000	861,572
Management fees – related party	62,000	110,600	1,143,683
Management fees – stock based compensation	-0-	-0-	2,430,595
Impairment of oil and gas properties	236,444	-0-	1,848,197
Office and general	80,785	66,332	741,940
Professional Fees	93,448	58,584	940,038
Net Operating Loss	$(487,667)	$(250,516)	$(8,887,293)
Other Expense
Gain on expired oil and gas lease option	-0-	-0-	100,000
Financing Costs	-0-	-0-	(424,660)
Interest expense	(1,581)	(14,603)	(122,608)
Net Loss	$(489,258)	$(265,119)	$(9,334,561)

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

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009

Our net loss for the six month period ended June 30, 2010 was ($489,258) compared to a net loss of ($265,119) during the six month period ended June 30, 2009 (an increase of $224,139). During the six month periods ended June 30, 2010 and 2009, we did not generate any revenue.

During the six month period ended June 30, 2010, we incurred general and administrative expenses of $487,677 compared to $250,516 incurred during the six month period ended June 30, 2009 (an increase of $237,161). These general and administrative expenses incurred during the six month period ended June 30, 2010 consisted of: (i) investor relations of $15,000 (2009: $-0-); (ii) consulting fees of $-0- (2009: $15,000); (iii) impairment of oil and gas properties of $236,444 (2009: $-0-); (iv) office and general of $80,785 (2009: $66,332); (v) professional fees of $93,448 (2009: $58,584); and (vi) management fees – related party of $62,000 (2009: $110,600).

During the six month period ended June 30, 2009, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 increased primarily due to the increase in impairment of oil and gas properties of $236,444, management fees – related party of ($48,600), office and general of $14,452 and professional fees of $34,864 relating to increased scope of operations. General and administrative expenses were increased further due to the increase in investor relations of $15,000. Reductions in expenses were realized in consulting fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $487,677 incurred as general and administrative expenses during the six month period ended June 30, 2010, we incurred management fees of $62,000. As of June 30, 2010, the total amount due and owing in accrued and unpaid management fees and expenses was $51,502.

Interest expense incurred during the six month period ended June 30, 2010 was $1,581 (2009: $14,603). Our net loss during the six month period ended June 30, 2010 was ($489,258) or ($0.01) per share compared to a net loss of ($265,119) or ($0.01) per share during the six month period ended June 30, 2009. The weighted average number of shares outstanding was 34,434,972 for the six month period ended June 30, 2010 compared to 30,432,392 for the six month period ended June 30, 2009.

Three Month Period Ended June 30, 2010 Compared to Three Month Period Ended June 30, 2009

Our net loss for the three month period ended June 30, 2010 was ($338,896) compared to a net loss of ($150,136) during the three month period ended June 30, 2009 (an increase of $188,760). During the three month periods ended June 30, 2010 and 2009, we did not generate any revenue.

During the three month period ended June 30, 2010, we incurred general and administrative expenses of $338,015 compared to $142,125 incurred during the three month period ended June 30, 2009 (an increase of $195,890). These general and administrative expenses incurred during the three month period ended June 30, 2010 consisted of: (i) consulting fees of $-0- (2009: $-0-); (ii) impairment of oil and gas properties of $236,444 (2009: $-0-); (iii) office and general of $28,929 (2009: $46,445); (iv) professional fees of $48,642 (2009: $30,680); and (v) management fees – related party of $24,000 (2009: $65,000).

During the three month period ended June 30, 2009, we did not record any impairment of oil and gas properties. Thus, general and administrative expenses incurred during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 increased primarily due to the increase in impairment of oil and gas properties of $236,444, management fees – related party of ($41,000) and professional fees of $17,962 relating to increased scope of operations.

Interest expense incurred during the three month period ended June 30, 2010 was $881 (2009: $8,011). Our net loss during the three month period ended June 30, 2010 was ($338,896) or ($0.01) per share compared to a net loss of ($150,136) or ($0.01) per share during the three month period ended June 30, 2009. The weighted average number of shares outstanding was 34,826,205 for the three month period ended June 30, 2010 compared to 30,432,392 for the three month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2010

As at June 30, 2010, our current assets were $49,348 and our current liabilities were $408,879, which resulted in a working capital deficiency of ($359,531). As at June 30, 2010, current assets were comprised of: (i) $6,468 in cash; and (ii) $42,880 in prepaid and other assets. As at the six month period ended June 30, 2010, current liabilities were comprised of: (i) $363,831 in accounts payable and accrued liabilities; and (ii) $45,048 due to related party.

As at June 30, 2010, our total assets were $1,938,506 comprised of: (i) $49,348 in current assets; and (ii) $1,889,158 in unproven oil and gas properties. The decrease of total assets for the six month period ended June 30, 2010 from December 31, 2009 was primarily due to the decrease in valuation of unproven oil and gas properties and a decrease in cash.

As at June 30, 2010, our total liabilities were $408,879 comprised entirely of current liabilities. The decrease in liabilities for the six month period ended June 30, 2010 from fiscal year ended December 31, 2009 was primarily due to a decrease in amounts due to related parties and in accounts payable and accrued liabilities.

Stockholders’ equity decreased from $1,728,885 as of December 31, 2009 to stockholders’ equity of $1,529,627 as of June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used in operating activities was ($714,018), consisting primarily of a net loss of ($489,258). Net cash flows used in operating activities was changed by ($41,586) in accrued interest, $11,360 in prepaid and other current assets and ($430,978) in accounts payable and accrued liabilities. Net cash flows used in operating activities was further adjusted by $236,444 relating to the impairment of oil and gas properties.

Cash Flows from Investing Activities

For the six month period ended June 30, 2010, net cash flows provided by investing activities was $349,210 for oil and gas property net expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2010, net cash flows provided from financing activities was $178,167 compared to $165,000 for the six month period ended June 30, 2009. Cash flows from financing activities for the six month period ended June 30, 2010 consisted of $290,000 in proceeds from sale and subscriptions of common stock, $50,000 in advances from related parties and ($161,833) in payments to related parties.

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

During the six month period ended June 30, 2010, we received $1,740,000 for a private placement of Units offered at $0.50 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share, exercisable at $1.00 per share for a period of twelve months from the date of issuance. A finder’s fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received. Of the total proceeds, an aggregate of $1,468,000 was received during fiscal year ended December 31, 2009. Subsequently, we received $25,000 for a private placement of Units offered at $0.25 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share exercisable at $0.50 per share for a period of 12 months from the date of issuance.

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

On April 1, 2010, a shareholder made an advance to us of $50,000. This advance bears interest at 8% per annum and has no specific repayment terms. During the period $5,833 was repaid.  Total amount outstanding including principal and accrued interest as of June 30, 2010 is $45,048.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2010.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2010 filed with the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

10.1	Letter Agreement dated May 28, 2009 between Morgan Creek Energy Corp. and Bonanza Resources (Texas) Inc. (1)

10.2	Letter Agreement dated July 9, 2009 between Morgan Creek Energy Corp. and FormCap Corporation. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Incorporated by reference from Form 8-K filed with the Commission on June 9 2009 and August 28, 2009.

(2)	Incorporated by reference from Form 8-K filed with the Commission on July 16,2009 and August 28, 2009.
             .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Dated: August 12, 2010	By:	/s/ Peter Wilson
Peter Wilson President and
Chief Executive Officer

Dated: August 12, 2010	By:	/s/ William D. Thomas
William D. Thomas,
Chief Financial Officer