Form 10-Q
period 2010-09-30
MORGAN CREEK ENERGY CORP
filed 2010-11-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2010

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
Yes ☐   No☒

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
Yes ☐   No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2010
Common Stock, $0.001	37,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2010
(unaudited)

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$2,400	$193,109
Accounts receivable	2,018	-
Prepaid expenses and other	44,740	54,240

TOTAL CURRENT ASSETS	49,158	247,349

OIL AND GAS PROPERTIES, unproven (Note 3)	1,863,550	2,474,812

TOTAL ASSETS	$1,912,708	$2,722,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$392,455	$794,809
Due to related party (Note 6)	55,834	198,467

TOTAL CURRENT LIABILITIES	448,289	993,276

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
37,612,392 common shares (December 31, 2009 – 34,032,392)	37,612	34,032
Additional paid-in-capital	10,826,576	9,072,156
Private placement subscriptions	-	1,468,000
Deficit accumulated during exploration stage	(9,399,769)	(8,845,303)

TOTAL STOCKHOLDERS’ EQUITY	1,464,419	1,728,885

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,912,708	$2,722,161

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2010	2009	2010	2009	2010
GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$177,750	$15,000	$192,750	$921,268
Consulting fees	-	4,612	-	4,612	861,572
Management fees – related party	24,000	25,000	86,000	135,600	1,167,683
Management fees - stock based compensation	-	336,670	-	336,670	2,430,595
Impairment of oil and gas properties	(920)	-	230,524	-	1,842,277
Office and general	15,045	27,569	101,175	93,901	762,331
Professional fees	25,952	29,728	119,400	88,312	965,989

NET OPERATING LOSS:	(64,077)	(601,329)	(552,099)	(851,845)	(8,951,715)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	100,000	-	100,000	100,000
Financing costs	-	-	-	-	(424,660)
Interest expense	(787)	(4,535)	(2,367)	(19,138)	(123,394)

TOTAL OTHER EXPENSE	-	95,465	(2,367)	80,862	(448,054)

NET LOSS	$(64,864)	$(505,864)	$(554,466)	$(770,983)	$(9,399,769)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	37,619,392	33,132,392	35,508,110	31,342,282

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,		Inception (October 19, 2004) to September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(554,466)	$(770,983)	$(9,399,769)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	336,670	2,430,595
- Impairment of oil and gas properties	230,524	-	1,842,277
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	(40,800)	19,138	1,667
- Accounts receivable	9,683	-	9,683
- Prepaid expenses and other	9,500	(126,245)	(69,740)
- Due to related parties	-	14,996	267,428
- Accounts payable and accrued liabilities	(445,549)	(10,714)	314,583

NET CASH USED IN OPERATING ACTIVITIES	(791,108)	(537,138)	(4,178,616)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	158,680	(418,147)	(3,612,798)
Proceeds from sale of partial equity interest in oil and gas property, net	253,552		253,552
Deposit on property	-	(50,000)	-

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	412,232	(468,147)	(3,359,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	290,000	916,500	5,021,595
Drilling advances	-	-	759,000
Payments to related parties advances	(161,833)	-	(1,655,833)
Proceeds from related parties advances	60,000	76,000	3,415,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	188,167	992,500	7,540,262

INCREASE IN (DECREASE) CASH	(190,709)	(12,785)	2,400

CASH, BEGINNING OF PERIOD	193,109	14,883	-

CASH, END OF PERIOD	$2,400	$2,098	$2,400

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$205,000	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of September 30, 2010, the Company has an accumulated deficit of $9,399,769.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
SEPTEMBER 30, 2010
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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2010 and December 31, 2009 that exceeded federally insured limits.

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
SEPTEMBER 30, 2010
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Recent accounting pronouncement
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

Boggs #1
On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas.  As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation. The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment in the amount of $759,000 and forgiveness of any additional amounts owing.  Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 3,057,076 shares of common stock at $0.315 per share (refer to Note 4). Carrying value for the Boggs #1 well as of September 30, 2010 is $1,333,554.

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

On July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. (“FormCap”), for joint drilling on the Company’s New Mexico prospect whereby FormCap is required to drill and complete two mutually defined targets on the Company’s leases in return for an earned 50% Working Interest in the entire New Mexico Prospect.  During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders’ fee of $20,000.  On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. The Company retained the $100,000 non-refundable deposit and recorded it as a gain on expired oil and gas lease option. Carrying value for the New Mexico Prospect as of September 30, 2010 is $541,646.

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
SEPTEMBER 30, 2010
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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  Morgan will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of September 30, 2010 and has been included in accounts payable and accrued liabilities.

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the company wrote off the net cost of the well of $236,444 during the period.

(d)  Mississippi Prospect

Effective on August 26, 2010, the Board of Directors of the Company authorized the execution of an option agreement dated August 26, 2010 (the “Option Agreement”) with Westrock Land Corp. (“Westrock”), to purchase approximately 21,000 net acres of mineral oil and gas leases on lands located in Lamar, Jones and Forrest counties in the State of Mississippi (the “Acquired Properties”).  The Company has entered into the Option Agreement with Westrock, as the mineral leaseholder, and has received representations that Westrock owns all right, title and interest to all depths, including the Haynesville Shale Formation pursuant to the oil and gas leases with a minimum 75% net revenue interest.

In accordance with the terms and provisions of the Option Agreement: (i) the Company has agreed to issue to Westrock an aggregate of 15,000,000 restricted shares of its common stock by November 30, 2010; (ii) Westrock grants to the Company a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock shall convey to the Company the Acquired Properties by assignment and bill of sale and other associated documentation. The Company and Westrock anticipate that the closing will occur no later than November 1, 2010.

Subsequent to the period ended September 30, 2010, the Company completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010 (refer to Note 7).

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

(c)    Other issuances
On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advances and accrued interest totalling $1,515,214.  The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totalling $378,803 was recorded as a finance cost during 2008.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

On March 24, 2008, the Company issued 3,057,076 shares of common stock at a price of $0.315 per share on settlement of related party advances and the acquisition of the interest in the Boggs #1 well totalling $962,980.  The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totalling $45,857 was recorded as a finance cost during 2008 (refer to Notes 3 and 6).

On July 20, 2009, the Company issued 1,640,000 units at $0.125 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

(d)   Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of September 30, 2010 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$1.00 $0.50	1,740,000 50,000	June 11, 2011 June 11, 2011

The Company’s share purchase warrants activity for the period ended September 30, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	2,448,000	$0.75	0.71
Issued	3,600,000	0.25
Expired	(2,448,000)	0.75
Exercised	-	-

Balance, December 31, 2009	3,600,000	0.25	0.55
Issued	1,790,000	0.99
Expired	(3,600,000)	0.25
Exercised	-	-

Balance, September 30, 2010	1,790,000	$0.99	0.70

All warrants are exercisable as at September 30, 2010.

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
SEPTEMBER 30, 2010
(unaudited)

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

The Company’s stock option activity for the period ended September 30, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	3,733,336	$0.88	7.22
Granted	3,400,000	0.27	-
Expired - cancelled	(3,566,670)	0.84	-
Exercised	-	-	-
Balance, December 31, 2009	3,566,666	0.33	9.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, September 30, 2010	3,566,666	$0.33	8.46

All options are exercisable as at September 30, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

On April 1, 2010, a shareholder made an advance to the Company of $50,000.  The advance bears interest of 8% per annum and has no specific repayment terms. During the period $5,833 was repaid and a further $10,000 was advanced.  Total amount outstanding including principal and accrued interest as of September 30, 2010 is $55,834.

Management Fees
During the nine month period ended September 30, 2010, the Company incurred $86,000 (September 30, 2009 -$135,600) for management fees to officers and directors. As of September 30, 2010, total amount owing in accrued and unpaid management fees and expenses was $78,120 (December 31, 2009 - $42,467) which has been included in accounts payable and accrued liabilities.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2010, the Company completed due diligence on properties held by Westrock Land Corp ( “Westrock”) in the state of Mississippi and pursuant to an Option Agreement entered into on August 26,2010, issued 15,000,000 restricted common shares to Westrock on October 21, 2010 (refer to Note 3).

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
________
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

Westrock Land Corp. Option Agreement. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock Land Corp, a private Texas corporation (“Westrock”). In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns all right, title and interest in and to approximately 7,763 net acres of  property within the State of New Mexico with a net revenue interest of 81.5% pertaining to 5,763 of the net acres (the “New Mexico Leases”); (b) Westrock ; (iii) we desire to acquire a 100% working interest in the New Mexico Leases for a total purchase price of approximately $388,150; and (iv) we had until April 16, 2009 to complete our due diligence (the “Option Period”).

The Option Agreement was subsequently extended on March 31, 2009 and June 1, 2009 whereby the option period was extended to September 15, 2009. We exercised our option with Westrock and acquired the approximate 5,763 net acres in New Mexico.

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

On January 15, 2010, we entered into a participation agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. We will pay 33% of the drilling and completion costs. To December 31, 2009, we had accrued the entire estimated cost of the first well of $475,065, of which $316,690 was paid to us during fiscal year ended December 31, 2009 by the new participants. Also during fiscal year ended December 31, 2009, we received a reduction in the well cost from the operator totaling $189,413, which resulted in amounts payable by the new participants being reduced to $190,530. Of the excess paid during fiscal year ended December 31, 2009 by the new participants, $63,022 remains payable as of September 30, 2010 and has been included in accounts payable and accrued liabilities.

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

Mississippi Prospect

Effective on August 26, 2010, our Board of Directors authorized the execution of an option agreement dated August 26, 2010 (the “Option Agreement”) with Westrock Land Corp. (“Westrock”), to purchase approximately 21,000 net acres of mineral oil and gas leases on lands located in Lamar, Jones and Forrest counties in the State of Mississippi (the “Acquired Properties”).  The Company has entered into the Option Agreement with Westrock, as the mineral leaseholder, and has received representations that Westrock owns all right, title and interest to all depths, including the Haynesville Shale Formation pursuant to the oil and gas leases with a minimum 75% net revenue interest.

In accordance with the terms and provisions of the Option Agreement: (i) we agreed to issue to Westrock an aggregate of 15,000,000 restricted shares of our common stock by November 30, 2010; (ii) Westrock grants to us a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock shall convey to us the Acquired Properties by assignment and bill of sale and other associated documentation.

Subsequent to the period ended September 30, 2010, we completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010. See “Part II. Other Information. Item 2. Unregistered Sales of Securities and Use of Proceeds”.

RESULTS OF OPERATION

	Nine Month Period Ended September 30, 2010 and 2009		For the Period from Inception (October 19, 2004) to September 30, 2010
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$15,000	$192,750	$921,268
Consulting expenses	-0-	4,612	861,572
Management fees – related party	86,000	135,600	1,167,683
Management fees – stock based compensation	-0-	336,670	2,430,595
Impairment of oil and gas properties	230,524	-0-	1,842,277
Office and general	101,175	93,901	762,331
Professional fees	119,400	88,312	965,989
Net operating loss	$(552,099)	$(851,845)	$(8,951,715)
Other expense
Gain on expired oil and gas lease option	-0-	100,000	100,000
Financing costs	-0-	-0-	(424,660)
Interest expense	(2,637)	(19,138)	(123,394)
Net loss	$(554,466)	$(770,983)	$(9,399,769)

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

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009

Our net loss for the nine month period ended September 30, 2010 was ($554,466) compared to a net loss of ($770,983) during the nine month period ended September 30, 2009 (a decrease of $216,517). During the nine month periods ended September 30, 2010 and 2009, we did not generate any revenue.

During the nine month period ended September 30, 2010, we incurred general and administrative expenses of $552,099 compared to $851,845 incurred during the nine month period ended September 30, 2009 (a decrease of $299,746). These general and administrative expenses incurred during the nine month period ended September 30, 2010 consisted of: (i) investor relations of $15,000 (2009: $192,750); (ii) consulting fees of $-0- (2009: $4,612); (iii) impairment of oil and gas properties of $230,524 (2009: $-0-); (iv) office and general of $101,175 (2009: $93,901); (v) professional fees of $119,400 (2009: $88,312); (vi) management fees-stock based compensation of $-0- (2009: $336,670): and (vii) management fees – related party of $86,000 (2009: $135,600).

General and administrative expenses incurred during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 decreased primarily due to a reduction in stock based compensation of $336,670, a reduction of investor relations expenses of $177,750 and lower management fees of $49,600 offset somewhat by the increase in impairment of oil and gas properties of $230,524, higher office and general of $7,274 and higher professional fees of $31,088 relating to increased scope of operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $552,099 incurred as general and administrative expenses during the nine month period ended September 30, 2010, we incurred management fees of $86,000. As of September 30, 2010, the total amount due and owing in accrued and unpaid management fees and expenses was $78,120.

Interest expense incurred during the nine month period ended September 30, 2010 was $2,367 (2009: $19,138). Our net loss during the nine month period ended September 30, 2010 was ($554,466) or ($0.02) per share compared to a net loss of ($770,983) or ($0.02) per share during the nine month period ended September 30, 2009. The weighted average number of shares outstanding was 35,508,110 for the nine month period ended September 30, 2010 compared to 31,342,282 for the nine month period ended September 30, 2009.

Three Month Period Ended September 30, 2010 Compared to Three Month Period Ended September 30, 2009

Our net loss for the three month period ended September 30, 2010 was ($64,864) compared to a net loss of ($505,864) during the three month period ended September 30, 2009 (a decrease of $441,000). During the three month periods ended September 30, 2010 and 2009, we did not generate any revenue.

During the three month period ended September 30, 2010, we incurred general and administrative expenses of $64,077 compared to $601,329 incurred during the three month period ended September 30, 2009 (a decrease of $537,252). These general and administrative expenses incurred during the three month period ended September 30, 2010 consisted of: (i) investor relations of $-0- ( 2009: 177,750); (ii) consulting fees of $-0- (2009: $4,612); (iii) impairment of oil and gas properties of $(920) (2009: $-0-); (iv) office and general of $15,045 (2009: $27,569); (v) professional fees of $25,952 (2009: $29,728); (vi) management fees-stock based compensation of  $ -0- ( 2009: $336,670); and (vii) management fees – related party of $24,000 (2009: $25,000).

General and administrative expenses incurred during the three month period ended September 30, 2010 compared to the three month period ended September 30, 2009 decreased primarily due to a reduction in stock based compensation of $336,670, a reduction of investor relations expenses of $177,750 and lower office and general expenses of $12,524. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Interest expense incurred during the three month period ended September 30, 2010 was $787 (2009: $4,535). Our net loss during the three month period ended September 30, 2010 was ($64,864) or ($0.00) per share compared to a net loss of ($505,864) or ($0.02) per share during the three month period ended September 30, 2009. The weighted average number of shares outstanding was 37,619,392 for the three month period ended September 30, 2010 compared to 33,132,392 for the three month period ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2010

As at September 30, 2010, our current assets were $49,158 and our current liabilities were $448,289, which resulted in a working capital deficiency of ($399,131). As at September 30, 2010, current assets were comprised of: (i) $2,400 in cash; (ii)  $2,018 in accounts receivable; and (iii) $44,740 in prepaid and other assets. As at September 30, 2010, current liabilities were comprised of: (i) $392,455 in accounts payable and accrued liabilities; and (ii) $55,834 due to related party.

As at September 30, 2010, our total assets were $1,912,708 comprised of: (i) $49,158 in current assets; and (ii) $1,863,550 in unproven oil and gas properties. The decrease of total assets for the nine month period ended September 30, 2010 from December 31, 2009 was primarily due to the decrease in valuation of unproven oil and gas properties and a decrease in cash.

As at September 30, 2010, our total liabilities were $448,289 comprised entirely of current liabilities. The decrease in liabilities for the nine month period ended September 30, 2010 from fiscal year ended December 31, 2009 was primarily due to a decrease in amounts due to related parties and in accounts payable and accrued liabilities.

Stockholders’ equity decreased from $1,728,885 as of December 31, 2009 to stockholders’ equity of $1,464,419 as of September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was ($791,108), consisting primarily of a net loss of ($554,466). Net cash flows used in operating activities was changed by ($40,800) in accrued interest, $9,683 in accounts receivable, $9,500 in prepaid and other current assets and ($445,549) in accounts payable and accrued liabilities. Net cash flows used in operating activities was further adjusted by $230,524 relating to the impairment of oil and gas properties.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2010, net cash flows provided by investing activities was $412,232 for oil and gas property net expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2010, net cash flows provided from financing activities was $188,167 compared to $992,500 for the nine month period ended September 30, 2009. Cash flows from financing activities for the nine month period ended September 30, 2010 consisted of $290,000 in proceeds from sale and subscriptions of common stock, $60,000 in advances from related parties and ($161,833) in payments to related parties.

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

During the nine month period ended September 30, 2010, we received $1,740,000 for a private placement of Units offered at $0.50 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share, exercisable at $1.00 per share for a period of twelve months from the date of issuance. A finder’s fee of 7% ($7,000) was paid on $100,000 of the planned private placement proceeds received. Of the total proceeds, an aggregate of $1,468,000 was received during fiscal year ended December 31, 2009. Subsequently, we received $25,000 for a private placement of Units offered at $0.25 per Unit with each Unit consisting of one share of our restricted common stock and one-half Warrant to acquire an additional common share exercisable at $0.50 per share for a period of 12 months from the date of issuance.

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

On April 1, 2010, a shareholder made an advance to us of $50,000. This advance bears interest at 8% per annum and has no specific repayment terms. During the period $5,833 was repaid and a further $10,000 was advanced.  Total amount outstanding including principal and accrued interest as of September 30, 2010 is $55,834.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2010.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2010 filed with the Securities and Exchange Commission.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective on October 21, 2010, we issued an aggregate of 15,000,000 shares of our restricted common stock to Westrock. We previously entered into the Option Agreement with Westrock to purchase approximately 21,000 net acres of mineral oil and gas leases on lands located in Lamar, Jones and Forrest counties in the State of Mississippi (the “Acquired Properties”). In accordance with the terms and provisions of the Option Agreement, we agreed to issue to Westrock an aggregate of 15,000,000 shares of our restricted common stock by November 30, 2010. The 15,000,000 shares of common stock were issued to Westrock on October 21, 2010.

The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Westrock acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K-  UPDATE BY DIANE

Exhibits:

10.1	Letter Agreement dated May 28, 2009 between Morgan Creek Energy Corp. and Bonanza Resources (Texas) Inc. (1)
10.2	Letter Agreement dated July 9, 2009 between Morgan Creek Energy Corp. and FormCap Corporation. (2)
10.3	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010. (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
____________
(1)   Incorporated by reference from Form 8-K filed with the Commission on June 9, 2009 and August 28, 2009.
(2)  Incorporated by reference from Form 8-K filed with the Commission on July 16, 2009 and August 28, 2009.
(3)  Incorporated by referenced from Form 8-K filed with the Commission on August 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Dated: November 12, 2010	By:	/s/ Peter Wilson
Peter Wilson
President and Chief Executive Officer

Dated: November 12, 2010	By:	/s/ William D. Thomas
William D. Thomas, Chief Financial Officer