Form 10-K
period 2010-12-31
MORGAN CREEK ENERGY CORP
filed 2011-03-31
CIK 1323143

U.S. SECURITIES
AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______ to _______

COMMISSION FILE NO. 000-52139

MORGAN CREEK ENERGY CORP.
(Name of small business issuer in its charter)

NEVADA	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 NORTH CENTRAL EXPRESSWAY SUITE 560 DALLAS, TEXAS 75206
(Address of principal executive offices)

(214) 800-2851
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the registration is a well-known seasoned issuer as defined in Rule 403 of the Securities Act.  ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes   ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filed ☐                                                                                                Accelerated filer ☐

Non-accelerated filer ☐                                                                                     Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2010 $7,522,478.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of March 31, 2011   Common Stock, $0.001

Outstanding as of March 31, 2011:              52,612,392

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

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

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 512 S.E. Salmon Street, Portland, Oregon 97214

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the oil and gas industry.  We intend to locate, explore, acquire and develop oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (“New Mexico Prospect”) and Mississippi (“Mississippi Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico and 21,000 net acres within the State of Mississippi. We have also acquired approximately an additional 5,763 net acres in New Mexico. We have entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the “Quachita Prospect”).  As of the date of this Annual Report, we have acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 has been partially impaired as of the date of this Annual Report.

OIL GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
Mississippi	21,000
New Mexico	13,339
Total:	34,339
__________
(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

Quachita Prospect

As of the date of this Annual Report, we lease approximately 1,971 net acres within the Quachita Trend in the State of Texas for a three-year term in consideration of approximately $338,000. We have a 100% working interest and a 77% net revenue interest in the Quachita Prospect leases. During 2009, the balances of the leases within the Quachita trend were allowed to lapse without renewal by us. Accordingly, during the year ended December 31, 2009, we wrote off the original cost of these leases totaling $338,353. As allowed for under the lease, which included the Boggs #1 well, we have paid a nominal fee to maintain our rights and access to the Boggs #1 well.

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

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $879,469 was recorded against the well in the period.

New Mexico Prospect

As of the date of this Annual Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term expiring in 2013, in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

Westrock Land Corp. Option Agreement. Effective on October 31, 2008, our Board of Directors authorized the execution of an option agreement (the “Option Agreement”) with Westrock Land Corp, a private Texas corporation (“Westrock”), as the mineral leaseholder. In accordance with the terms and provisions of the Option Agreement: (i) Westrock owns certain right, title and interest in and to approximately 7,576 net acres of  property within the State of New Mexico with a 100% working interest in approximately 5,763 net acres and a net revenue interest of 81.5% pertaining to 5,763 of the net acres (the “New Mexico Leases”); (ii) we desire to acquire a 100% working interest in the New Mexico Leases for a total purchase price of approximately $388,150; and (iv) we had until April 16, 2009 to complete our due diligence (the “Option Period”).

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

During the course of our due diligence, we discovered that the size of the Bonanza Resources Interest is not the original represented 8,555 acres but approximately 5,600 acres, which we alleged was materially less than represented by Bonanza Resources and contracted for under the Option Agreement. Bonanza Resources has stated to us that the actual lesser amount of acreage forming the Bonanza Resources Interest was due to certain leases not being renewed by the operator of the Prospect, thus expiring prior to the date of the Option Agreement, without first advising Bonanza Resources either orally or in writing of the operator’s intention to allow those leases to expire. Bonanza Resources further stated to us that it discovered the facts regarding the acreage on approximately November 26, 2009. We in good faith relied on the representations of Bonanza Resources when we entered into the Option Agreement and now know that such representations were not correct.

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

Therefore, in light of the fact that the Bonanza Resources Interest is actually comprised of a number of acres materially less than originally represented by Bonanza Resources, we: (i) advised the public that we believed the accurate number of acres forming the Bonanza Resources Interest is approximately 5,600 acres and that our website has been amended accordingly; and (ii) advised the public of the Amendment.

During fiscal year ended December 31, 2009, we paid to Bonanza $115,000. The balance of $35,000 was due by December 31, 2009. Subsequently on January 12, 2010, the non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010, we made the final payment of $10,000.

On January 15, 2010, we entered into a participation agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. We will pay 33% of the drilling and completion costs. To December 31, 2009, we had accrued the entire estimated cost of the first well of $475,065, of which $316,690 was paid to us during fiscal year ended December 31, 2009 by the new participants. Also during fiscal year ended December 31, 2009, we received a reduction in the well cost from the operator totaling $189,413, which resulted in amounts payable by the new participants being reduced to $190,530. Of the excess paid during fiscal year ended December 31, 2009 by the new participants, $63,022 remains payable as of December 31, 2010 and has been included in accounts payable and accrued liabilities.

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Annual Report, the well has been plugged and abandoned and we have written off our share of the dry hole costs of the well totaling $230,524.

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

The Company subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

DRILLING ACTIVITY

As of the date of this Annual Report, we have not commenced drilling on any of our wells.

GROSS WELLS			NET WELLS

Total	Producing	Dry	Total	Producing	Dry
-0-	-0-	-0-	-0-	-0-	-0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2010 and previously, we had no oil and gas production.

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

PROSPECT	GROSS (1)	NET (2)
New Mexico Prospect	-0-	-0-
Oklahoma Prospect	-0-	-0-
Total	-0-	-0-
________
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
_________
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

Development of Current Leases

The requirement to raise further funding for oil and gas exploration beyond that obtained for the next six month period continues to depend on the outcome of geological and engineering testing occurring over this interval. Based upon the completion of current property evaluations on the Quachita Prospect, the Oklahoma Prospect and the Mississippi Prospect, and if results provide the basis to continue development and geological studies indicate high probabilities of sufficient production quantities, we will attempt to raise capital to further our drilling program to establish up to six wells on leases in hand, build production infrastructure and pipeline, and raise additional capital for drilling on the New Mexico Prospect, the Oklahoma Prospect and the Mississippi Prospect and further land acquisitions. This has included the following activity:

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

COMPETITION

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas wells is intense with many oil and gas properties and/or leases or concessions available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable oil and gas wells will be available for acquisition and development.

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

The Endangered Species Act ("ESA") seeks to ensure that activities do not jeopardize endangered or threatened animals, fish and plant species, nor destroy or modify the critical habitat of such species. Under ESA, exploration and production operation, as well as actions by federal agencies, may not significantly impair or jeopardize the species or their habitat. ESA provides for criminal penalties for willful violations of the Act. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expense to modify our operations or could force us to discontinue certain operations altogether.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $10,374,185 from October 19, 2004 (inception) to December 31, 2010 and had incurred losses of approximately $1,528,882 during fiscal year ended December 31, 2010. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion From Our Independent Auditors’ Report Accompanying Our December 31, 2010 and December 31, 2009 Financial Statements.

The independent auditor's report accompanying our December 31, 2010 and 2009 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going  concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Sales of a substantial number of shares of our common stock in the public market by certain stockholders could cause a reduction in the market price of our common stock.  As of the date of this Annual Report, we have 52,612,392 shares of common stock issued and outstanding. Of the total number of issued and outstanding shares of common stock, certain stockholders are able to resell up to 2,778,466 shares of our common stock pursuant to the Registration Statement declared effective on February 14, 2006. As a result of the Registration Statement, 2,778,466 shares of our common stock were issued and are available for immediate resale which could have an adverse effect on the price of our common stock.

As of the date of this Annual Report, there are 52,612,392 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,566,666 Stock Options outstanding and an aggregate of 1,790,000 Warrants outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 6,666,666 shares of common stock, which authorized capital was reduced simultaneously in accordance with the Reverse Stock Split. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

ITEM 2. PROPERTIES

We lease our principal office space located at 6060 North Central Expressway, Suite 560, Dallas, Texas 75206. The office costs us approximately $180 monthly. The office and services related thereto are on a six month lease basis with the office lease coming due on September 5, 2011.

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

Previously, all actions against us and our directors and officers were dismissed. We remained included in the action. As of the date of this Annual Report, the suit was settled with a result that there was no financial impact or ongoing obligation to us.

ITEM 4. REMOVED AND RESERVED

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

Quarter Ended	High Bid	Low Bid
December 31, 2010	$0.25	$0.12
September 30, 2010	$0.30	$0.15
June 30, 2010	$0.30	$0.20
March 31, 2010	$0.58	$0.24
December 31, 2009	$0.90	$0.34
September 30, 2009	$0.90	$0.10
June 30, 2009	$0.50	$0.06
March 31,2009	$0.20	$0.08

As of March 1, 2011, we had 38 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	166,666 3,400,000	$0.88 0.27	6,433,334
Equity Compensation Plans Not Approved by Security Holders Warrants	1,790,000	$0.99	-0-
Total	5,190,000

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

Grant of Stock Options During Fiscal Years Ended December 31, 2008 and December 31, 2009

We had adopted the Stock Option Plan pursuant to which there was an aggregate of 5,000,000 shares available for issuance under the Stock Option Plan, reduced to 3,333,334 shares in accordance with a reverse stock split effective April 22, 2008, and subsequently increased to 5,000,000 shares by Board of Director approval and resolution on April 28, 2008. On December 12, 2006 our Board of Directors authorized the grant of an aggregate 1,233,336 Stock Options under the Stock Option Plan to certain officers, directors and consultants, at an exercise price of $1.65 per share expiring on December 12, 2016, taking into effect the reverse stock split (collectively, the “2006 Stock Options”), On April 30, 2008, our Board of Directors authorized the grant of an aggregate 2,500,000 Stock Options under the Stock Option Plan to certain officers, directors and consultants, at an exercise price of $0.50 per share expiring on April 30, 2018 (collectively, the “2008 Stock Options”).

On July 14, 2009, our Board of Directors approved the cancellation of certain of the 2006 Stock Options and the 2008 Stock Options, which aggregated 3,566,670 Stock Options thus leaving a balance of 166,666 Stock Options. Effective July 14, 2009, our Board of Directors then approved the re-issuance of 3,000,000 Stock Options (the “2009 Stock Options”) to certain of our officers, directors and consultants at an exercise price of $0.25 for a period of ten years.

On September 1, 2009, our Board of Directors approved the further grant of 200,000 stock options to one of our directors exercisable at $0.39 for a period of ten years;

On December 8, 2009, our Board of Directors approved the further grant of 200,000 Stock Options to one of our directors exercisable at $0.58 per share for a period of ten years. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Common Stock Purchase Warrants

As of the date of this Annual Report, there are an aggregate of 1,790,000 common stock purchase warrants issued and outstanding (the “Warrants”). During fiscal year ended December 31, 2009, we issued 3,600,000 Warrants and an aggregate of 2,448,000 Warrants expired. The 3,600,000 Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2009 at an exercise price of $0.25 per share exercisable for a period of twelve months from the date of share issuance, which expiration date is July 20, 2010. This left a balance of 3,600,000 Warrants as of December 31, 2009.

During fiscal year ended December 31, 2010, we issued a further 1,790,000 Warrants and an aggregate 3,600,000 Warrants expired. The 1,790,000 Warrants to purchase shares of common stock underlying the Warrants were issued in a private placement by us during fiscal year 2010 at an exercise price of $0.50 per share exercisable for a period of twelve months from the date of share issuance which expiration date is June 11, 2011. This left a balance of 1,790,000 Warrants as of December 31, 2010.

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2010, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

2010 Private Placement Offering

During fiscal year ended December 31, 2010, we completed two private placement offerings (collectively, the “2010 Private Placement”) with certain non-United States residents (collectively, the “Investors”). In accordance with the terms and provisions of the 2010 Private Placement, we issued to the Investors an aggregate of 3,480,000 units at a per unit price of $0.50 per unit, with each unit comprised of one share of restricted common stock and one-half nontransferable warrant exercisable at $1.00 per share, and a further 100,000 units at a per unit price of $0.25, with each unit comprised of one share of restricted common stock and one-half nontransferable warrant exercisable at $0.25 per share (collectively, the “Units”) in our capital for aggregate proceeds of $1,740,000 and $25,000, respectively. Each warrant is exercisable for a period of one year from the date of issuance (the “Exercise Period”). The 2010 Private Placement Offering was completed in reliance on Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). Sales were made to only non-U.S. residents. The 2010 Private Placement Offering was not registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements. The respective per share price of the 2010 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

WESTROCK LAND CORP.

Effective on October 21, 2010, we issued an aggregate of 15,000,000 shares of our restricted common stock to Westrock. We had previously entered into an option agreement (the “Option Agreement”) with Westrock to purchase approximately 21,000 net acres of mineral oil and gas leases on lands located in Lamar, Jones and Forrest counties in the State of Mississippi (the “Acquired Properties”). In accordance with the terms and provisions of the Option Agreement, we agreed to issue to Westrock an aggregate of 15,000,000 shares of our restricted common stock by November 30, 2010. The 15,000,000 shares of common stock were issued to Westrock on October 21, 2010.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - SPECIAL MEETING OF SHAREHOLDERS

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2010 and 2009 and the selected balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements which are included elsewhere herein.

	Fiscal Years Ended December 31, 2010 and 2009		For the Period from inception (October 19, 2004) to December 31, 2010
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$15,000	$584,250	$921,268
Consulting expenses	6,965	4,612	868,537
Management fees – related party	108,680	193,600	1,190,363
Management fees – stock based compensation	-	466,470	2,430,595
Impairment of oil and gas properties	1,109,993	338,343	2,721,746
Office and general	139,134	139,181	800,290
Professional fees	145,651	210,837	992,240
Net Operating Loss	$(1,525,423)	$(1,937,293)	$(9,925,039)
Other Income (Expenses)
Gain on expired option	-	100,000	100,000
Financing costs	-	-	(424,660)
Interest expense	(3,459)	(23,302)	(124,486)
Total Other Income (Expenses)	(3,459)	76,698	(449,146)
Net Loss	$(1,528,882)	$(1,860,595)	$(10,374,185)

BALANCE SHEET DATA
Total Assets	$4,024,917	$2,722,161
Total Liabilities	534,914	993,276
Stockholders’ Equity	$3,490,003	$1,728,885

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2010, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Our net loss for fiscal year ended December 31, 2010 was ($1,528,882) compared to a net loss of ($1,860,595) during fiscal year ended December 31, 2009 (a decrease of $331,713). During fiscal years ended December 31, 2010 and 2009, we did not generate any revenue.

During fiscal year ended December 31, 2010, we incurred general and administrative expenses of approximately $1,525,423 compared to $1,937,293 incurred during fiscal year ended December 31, 2009 (a decrease of $411,870). These general and administrative expenses incurred during fiscal year ended December 31, 2010 consisted of: (i) investor relations of $15,000 (2009: $584,250); (ii) consulting fees of $6,965 (2009: $4,612); (iii) management fees – related party of $108,680 (2009: $193,600); (iv) management fee,-stock based compensation of $-0- (2009: $466,470); (v) impairment of oil and gas properties $1,109,993 (2009: $338,343); (vi) office and general of $139,134 (2009: $139,181); and (vii) professional fees of $145,651 (2009: $210,837).

General and administrative expenses incurred during fiscal year ended December 31, 2010 compared to fiscal year ended December 31, 2009 decreased primarily due to a reduction in stock based compensation of $466,470, a reduction of investor relations expenses of $569,250 and an increase of impairment of oil and gas properties of $119,469. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $1,525,423 incurred as general and administrative expenses during fiscal year ended December 31, 2010, we incurred management fees of $108,680 payable to our officers and directors.

During fiscal year ended December 31, 2010, we recorded total other expenses of $3,459 compared to total other income of $76,698 during fiscal year ended December 31, 2009. During fiscal year ended December 31, 2010, we incurred $3,459 as interest expense. During fiscal year ended December 31, 2009, a gain on expired oil and gas lease option of $100,000 was recorded relating to the Option Agreement with Formcap, which was offset by interest expense of $23,302. Thus, our net loss during fiscal year ended December 31, 2010 was ($1,528,882) or ($0.04) per share compared to a net loss of ($1,860,595) or ($0.06) per share during fiscal year ended December 31, 2009. The weighted average number of shares outstanding was 41,262,447 for fiscal year ended December 31, 2010 compared to 32,020,337 for fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2010

As at fiscal year ended December 31, 2010, our current assets were $37,711 and our current liabilities were $534,914, which resulted in a working capital deficit of $497,203. As at fiscal year ended December 31, 2010, current assets were comprised of: (i) $336 in cash; and (ii) $37,375 in prepaid expenses and deposits. As at fiscal year ended December 31, 2010, current liabilities were comprised of: (i) $437,987 in accounts payable and accrued liabilities; and (ii) $96,927 in amounts due to related parties.

As at December 31, 2010, our total assets were $4,024,917 comprised of: (i) $37,711 in current assets; and (ii) $3,987,206 in unproven oil and gas properties. The increase in total assets during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the increase in valuation of the unproved oil and gas properties.

As at December 31, 2010, our total liabilities were $534,914 comprised entirely of current liabilities. The decrease in liabilities during fiscal year ended December 31, 2010 from fiscal year ended December 31, 2009 was primarily due to the decrease in accounts payable and accrued liabilities and in amounts due to related parties.

Stockholders’ Equity increased from $1,728,885 for fiscal year ended December 31, 2009 to Stockholders’ Equity of $3,490,003 for fiscal year ended December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2010, net cash flows used in operating activities was ($835,967), consisting primarily of a net loss of ($1,528,882). Net cash flows used in operating activities was adjusted by $1,109,993 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by a decrease of ($39,707) in accrued interest, $16,865 in prepaid expenses and deposits and ($394,236) relating to accounts payable and accrued liabilities. For fiscal year ended December 31, 2009, net cash flows used in operating activities was ($567,062), consisting primarily of a net loss of ($1,860,595). Net cash flows used in operating activities was adjusted by $446,470 in stock based compensation and $338,343 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by a decrease of ($28,436) in prepaid expenses and deposits and ($1,996) in amounts due to related parties and by an increase of $495,850 in accounts payable and accrued liabilities and $23,302 accrued interest.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2010, net cash flows from in investing activities was $415,027 for oil and gas property expenditures and deposits. For fiscal year ended December 31, 2009, net cash flows used in investing activities was ($1,010,212) for oil and gas property expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2010, net cash flows provided from financing activities was $228,167 compared to $1,755,500 for fiscal year ended December 31, 2009. Cash flows from financing activities for fiscal year ended December 31, 2010 consisted of $290,000 in proceeds on sale and subscriptions of common stock and $100,000 in advances from related parties, and ($161,833) in payments to others. Cash flows from financing activities for fiscal year ended December 31, 2009 consisted of $1,709,500 in proceeds on sale and subscriptions of common stock and $170,000 in advances from related parties, which was offset by ($124,000) in payments to related parties.

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

During fiscal year ended December 31, 2010, we completed the 2010 Private Placement consisting of 3,480,000 Units at the price of $0.50 per Unit for total gross proceeds of $1,740,000 (including payment of a finders’ fee of $7,000 resulting in net proceeds received of $1,468,000) and a further 100,000 Units at a price of $0.25 per Unit for total gross proceeds of $25,000.

MATERIAL COMMITMENTS

During fiscal year ended December 31, 2007, an aggregate of $1,365,500 was due and owing to one of our shareholders relating to advances. Subsequently, during fiscal year ended December 31, 2008, additional advances were made by this same shareholder to us of $885,000 for an aggregate amount of $2,250,500 due and owing. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During the fiscal year ended December 31, 2009, this shareholder made further advances of $170,000. These advances were repaid by $124,000 in cash and on July 20, 2009, we issued an aggregate of 1,600,000 Units at $0.125 per Unit on settlement of shareholder advances of $200,000. During fiscal year ended December 31, 2010, this same shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. Also during the fiscal year ended December 31, 2010, another shareholder advanced a total of $94,167 which was due and owing as of December 31, 2010 and bears interest at 8% per annum and has no specific repayment terms. As of December 31, 2010, total accrued interest was $2,760.

As of March 31, 2011, the accrued interest and principal has been paid in full.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MARCH 29, 2011.	43

BALANCE SHEETS AS AT DECEMBER 31, 2010 AND DECEMBER 31, 2009.	44

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2010.	45

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2010.	47

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2010.	47

NOTES TO FINANCIAL STATEMENTS.	49

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2010

(AUDITED)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Morgan Creek Energy, Corp.

We have audited the accompanying balance sheets of Morgan Creek Energy Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy, Corp. (An Exploration Stage Company) as of December 31, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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
March 29, 2011

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$336	$193,109
Prepaid expenses and deposits	37,375	54,240

TOTAL CURRENT ASSETS	37,711	247,349

OIL AND GAS PROPERTIES, unproven (Note 3)	3,987,206	2,474,812

TOTAL ASSETS	$4,024,917	$2,722,161

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$437,987	$794,809
Due to related parties (Note 6)	96,927	198,467

TOTAL CURRENT LIABILITIES	534,914	993,276

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY(DEFICIT) (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2009 –34,032,392)	52,612	34,032
Additional paid-in-capital	13,811,576	9,072,156
Private placement subscriptions	-	1,468,000
Deficit accumulated during exploration stage	(10,374,185)	(8,845,303)

TOTAL STOCKHOLDERS’ EQUITY	3,490,003	1,728,885

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY	$4,024,917	$2,722,161

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	Year ended December 31, 2009	Inception (October 19, 2004) to December 31, 2010
	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$15,000	$584,250	$921,268
Consulting fees	6,965	4,612	868,537
Management fees – related party	108,680	193,600	1,190,363
Management fees - stock based compensation	-	466,470	2,430,595
Impairment of oil and gas properties (Note 3)	1,109,993	338,343	2,721,746
Office and general	139,134	139,181	800,290
Professional fees	145,651	210,837	992,240

NET OPERATING LOSS	(1,525,423)	(1,937,293)	(9,925,039)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	100,000	100,000
Financing costs	-	-	(424,660)
Interest expense	(3,459)	(23,302)	(124,486)

TOTAL OTHER INCOME (EXPENSES)	(3,459)	76,698	(449,146)

NET LOSS FOR THE YEAR	$(1,528,882)	$(1,860,595)	$(10,374,185)

BASIC LOSS PER COMMON SHARE	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	41,262,447	32,020,337

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2010
(Audited)

	Common Stock		Additional	Private Placement	Deficit accumulated during exploration	Total Stockholders’
	Number of Shares	Amount	Paid in Capital	Subscriptions	stage	Equity

Balance, October 19, 2004	-	$-	$-	$-	$-	$-

Common stock issued for oil and gas property at $0.0375 per share – November 19, 2004	16,000,000	16,000	584,000	-	-	600,000
Capital distribution to founding share holder on acquisition of oil and gas property (Note 3)	-	-	(600,000)	-	-	(600,000)
Common stock issued for cash at $0.0375 per share – November 26, 2004 and December 15, 2004	9,166,666	9,166	334,584	-	-	343,750
Common stock issued for cash at $0.1875 per share – December 15, 2004	1,760,534	1,791	328,339	-	-	330,100
Net loss for the period	-	-	-	-	(23,729)	(23,729)

Balance, December 31, 2004	26,927,200	26,927	646,923	-	(23,729)	650,121

Common stock issued for cash at $0.1875 per share – March 9, 2005	186,666	187	34,813	-	-	35,000
Net loss for the year	-	-	-	-	(204,026)	(204,026)

Balance, December 31, 2005	27,113,866	27,114	681,736	-	(227,755)	481,095

Common stock issued for cash at $2.25 per share - October 16, 2006	629,404	629	1,415,529	-	-	1,416,158
Common stock issued for oil and gas property at $2.625 per share – October 17, 2006 (Note 3)	133,334	133	349,867	-	-	350,000
Stock-based compensation	-	-	1,527,170	-	-	1,527,170
Restricted common shares cancelled – December 19, 2006	(8,000,000)	(8,000)	8,000	-	-	-
Net loss for the year	-	-	-	-	(3,918,002)	(3,918,002)

Balance, December 31, 2006	19,876,604	19,876	3,982,302	-	(4,145,757)	(143,579)

Net loss for the year	-	-	-	-	(817,021)	(817,021)

Balance, December 31, 2007	19,876,604	19,876	3,982,302	-	(4,962,778)	(960,600)

Shares for debt at $0.375 per share – February 13, 2008	5,050,712	5,051	1,888,966	-	-	1,894,017
Shares for debt at $0.315 per share – March 24, 2008	3,057,076	3,057	959,923	-	-	962,980
Common stock issued for cash at $0.375 per share – July 3, 2008 and October 23, 2008, net of finder’s fees	2,448,000	2,448	894,639	-	-	897,087
Stock based compensation – options	-	-	436,955	-	-	436,955
Net loss for the year	-	-	-	-	(2,021,930)	(2,021,930)

Balance, December 31, 2008	30,432,392	$30,432	$8,162,785	$-	$(6,984,708)	$1,208,509

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2010
(Audited)

	Common Stock		Additional	Private Placement	Deficit accumulated during exploration	Total Stockholders’
	Number of Shares	Amount	Paid in Capital	Subscriptions	stage	Equity

Balance forward, December 31, 2008	30,432,392	$30,432	$8,162,786	$-	$(6,984,708)	$1,208,510

Shares for debt at $0.125 per share – July 20, 2009	1,640,000	1,640	203,360	-	-	205,000
Common stock issued for cash at $0.125 per share –September 30, 2009, net of finder’s fees	1,960,000	1,960	239,540	-	-	241,500
Stock based compensation – options	-	-	466,470	-	-	466,470
Subscription proceeds received (Note 4)	-	-	-	1,468,000	-	1,468,000
Net loss for the year	-	-	-	-	(1,860,595)	(1,860,595)

Balance, December 31, 2009	34,032,392	34,032	9,072,156	1,468,000	(8,845,303)	1,728,885

Common stock issued for cash at $0.50 per share –June 11, 2010, net of $7,000 finder’s fees	3,480,000	3,480	1,729,520	(1,468,000)	-	265,000
Common stock issued for cash at $0.25 per share: - June 11, 2010	100,000	100	24,900	-	-	25,000
Common stock issued for property at $0.20 per share: - October 21, 2010	15,000,000	15,000	2,985,000	-	-	3,000,000
Net loss for the year	-	-	-	-	(1,528,882)	(1,528,882)

Balance, December 31, 2010	52,612,392	$52,612	$13,811,576	$-	$(10,374,185)	$3,490,003

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Year ended December 31, 2009	Inception (October 19, 2004) to December 31, 2010
	(Audited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(1,528,882)	$(1,860,595)	$(10,374,185)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	446,470	2,430,595
- Impairment of oil and gas properties	1,109,993	338,343	2,721,746
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	(39,707)	23,302	2,760
- Prepaid expenses and deposits	16,865	(28,436)	(62,375)
- Due to related parties accrued	-	(1,996)	267,428
- Accounts payable and accrued liabilities	(394,236)	495,850	365,896

NET CASH USED IN OPERATING ACTIVITIES	(835,967)	(567,062)	(4,223,475)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits	161,475	(1,010,212)	(3,610,003)
Proceeds from sale of partial equity interest in oil and gas property, net	253,552	-	253,552

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	415,027	(1,010,212)	(3,356,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	290,000	1,709,500	5,021,595
Drilling Advances	-	-	759,000
Payments to related parties	(161,833)	(124,000)	(1,655,833)
Advances from related parties	100,000	170,000	3,455,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	228,167	1,755,500	7,580,262

INCREASE (DECREASE) IN CASH	(192,773)	178,226	336

CASH, BEGINNING OF PERIOD	193,109	14,883	-

CASH, END OF PERIOD	$336	$193,109	$336

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$43,167	$-	$43,167
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$3,000,000	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Morgan Creek Energy Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico (“New Mexico Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The Company has also acquired approximately an additional 5,763 net acres in New Mexico. (Refer to Note 3). The Company has entered into an Option Agreement to participate in approximately 5,600 net acres in Oklahoma (Refer to Note 3).  In addition, we acquired leases in Texas (the “Quachita Prospect”).  To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010 (Refer to Note 3).

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of December 31, 2010, the Company has an accumulated deficit of $10,374,185.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

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
DECEMBER 31, 2010
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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2010, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2010 and 2009 that exceeded federally insured limits.

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

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2010, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation”, under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

Recent accounting pronouncement
In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-28 (ASU 2010-28), Intangibles, Goodwill and Other. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-28 to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-29 (ASU 2010-29), Business Combinations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not expect the provisions of ASU 2010-29 to have a material effect on the Company’s financial position, results of operations or cash flows.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

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

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $879,469 was recorded against the well in the period.

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

(c) Oklahoma Prospect
On May 28, 2009, the Company entered into a Letter Agreement with Bonanza Resources Corporation (“Bonanza”) for an option to earn a 60% interest of Bonanza’s 85% interest in the North Fork 3-D prospect in Beaver County, Oklahoma in approximately 5,600 net acres. The parties intended to enter into a definitive agreement regarding the option and purchase of the 60% interest within 60 days. A non-refundable payment of $150,000 was paid to Bonanza, whereby Bonanza would grant the Company an exercise period of one year. As per a verbal agreement, the 60 day period was extended to August 17, 2009 and subsequently extended to October 28, 2009. On November 30, 2009 an amendment to the original agreement was made whereby the Company increased its option to acquire from 60% to 70% interest of Bonanza’s 85% interest. The Company paid $50,000 during August 2009 and on October 23, 2009 paid an additional $65,000.  The balance of $35,000 was due by December 31, 2009. Subsequently on January 12, 2010 the cumulative non-refundable payment was amended from $150,000 to $125,000. On January 15, 2010 the Company made the final payment of $10,000.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

(c) Oklahoma Prospect (continued)
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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  The Company will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of December 30, 2010 and has been included in accounts payable and accrued liabilities.

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the company wrote off the net cost of the well of $230,524 during the period.

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

During the period, the Company completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares, with an estimated fair value of $3,000,000, to Westrock on October 21, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(b) Private Placements (continued)
During 2010, the Company completed a private placement consisting of 100,000 units at $0.25 per unit for total proceeds of $25,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.50 per share for a period of 12 months from the date of issuance.

(c) Other issuances
On February 13, 2008, the Company issued 5,050,712 shares of common stock at a price of $0.375 per share on settlement of related party advances and accrued interest totaling $1,515,214.  The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost during 2008.

On March 24, 2008, the Company issued 3,057,076 shares of common stock at a price of $0.315 per share on settlement of related party advances and the acquisition of the interest in the Boggs #1 well totalling $962,980.  The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost during 2008.

On July 20, 2009, the Company issued 1,640,000 units at $0.125 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.

On October 21, 2010, the Company issued 15,000,000 shares of restricted common stock at a price of $0.20 per share totalling $3,000,000, pursuant to an Option Agreement with Westrock Land Corp to purchase 21,000 net acres in the Mississippi Prospect.

(d) Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of December 31, 2010 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$1.00	1,740,000	June 11, 2011
$0.50	50,000	June 11, 2011

The Company’s share purchase warrants activity for the period ended December 31, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	2,448,000	$0.75	0.71
Issued	3,600,000	0.25	-
Expired	(2,448,000)	0.75	-
Exercised	-	-	-

Balance, December 31, 2009	3,600,000	0.25	0.55
Issued	1,790,000	0.99	-
Expired	(3,600,000)	0.25	-
Exercised	-	-	-

Balance, December 31, 2010	1,790,000	$0.99	0.44

All warrants are exercisable as at December 31, 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 5 – STOCK OPTION PLAN (continued)

The Company’s stock option activity for the period ended December 31, 2010 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2008	3,733,336	$0.88	7.22
Granted	3,400,000	0.27	-
Expired / cancelled	(3,566,670)	0.84	-
Exercised	-	-	-

Balance, December 31, 2009	3,566,666	0.33	9.21
Granted	-	-	-
Expired / cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2010	3,566,666	$0.33	8.21

All options are exercisable as at December 31, 2010.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  As of December 31, 2010, total accrued interest was $2,760 (December 31, 2009 - $42,467).

Management Fees
During 2010, the Company incurred $108,680 (December 31, 2009 -$193,600) for management fees to officers and directors. As of December 31, 2010, total amount owing in accrued and unpaid management fees and expenses was $92,150 (December 31, 2009 - $33,759).

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 7 – INCOME TAXES

The Company has adopted FASB ASC 740-10, “Income Taxes”. As of December 31, 2010, and 2009 the Company had net operating loss carry forwards of approximately $6,408,937 and $5,990,048 respectively that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

At December 31, 2010 and 2009, the Company had a federal operating loss carry forward of $6,408,937 and $5,990,048 respectively.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Audited)

NOTE 7 – INCOME TAXES (continued)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2010	2009
Deferred tax assets:
Net operating loss carryforward	$6,408,937	$5,990,048

Total deferred tax assets	2,243,128	2,096,517
Less: Valuation Allowance	(2,243,128)	(2,096,517)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2010 and 2009 was $2,243,128 and $2,096,517, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2010 and 2009.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2010	2009

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 8 –CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director/officer of the Company.  The former Director has made certain false allegations against the Company, as specifically described in the body of the Company’s December 31, 2009 filing on Form 10-K.  Although the Company refutes these allegations and believes it should not be included in this action and that the claims contained within the lawsuit are without merit, it is possible that the Company may be exposed to a loss contingency.  However, the amount of such loss, if any, cannot be reasonably estimated at this time and accordingly, no amount has been recorded to date.  During the year ending 2010, the suit was settled with a result that there was no financial impact or ongoing obligation to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2007, our Board of Directors appointed De Joya Griffith & Company, LLC (De Joya Griffith) as our principal independent registered public accounting firm.

The reports of De Joya Griffith on our financial statements for each of the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2010 and 2009, there were no disagreements between us and De Joya Griffith, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya Griffith, would have caused De Joya Griffith to make reference thereto in their reports on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the fiscal year ended December 31, 2010.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Peter Carpenter and Mr. Angelo Viard. All of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on December 18, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by PCOAB Rule 3526, Communication with Audit Committees Concerning Independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Peter Wilson	43	President, Chief Executive Officer/Principal Executive Officer, a Director and Compensation Committee member and Nominating Committee chairman
William D. Thomas	59	Secretary/Treasurer, Chief Financial Officer, and Principal Accounting Officer
John C. Weldy Jr.	48	Director and Compensation Committee member
Angelo Viard	38	Director, Compensation Committee chairman and Audit Committee chairman
Peter Carpenter	70	Director and Nominating Committee member and Audit Committee member

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

William Thomas. Mr. Thomas has been our Chief Financial Officer/Secretary/Treasurer since January 8, 2009. Mr. Thomas has thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer and a director of Mainland Resources, Inc., a Nevada corporation that trades on the OTC Bulletin Board, and the chief financial officer and a director of Mercer Gold Corp., a Nevada corporation that trades on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp.  Mr. Thomas resigned from NWT Uranium Corp. in 2009 and from Hana Mining in March, 2010. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company’s initial entry into both China and the UK North Sea – start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion) for Kerr McGee, including the company’s first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon). In his early career, Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977). Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

John Clayton Weldy Jr. Mr. Weldy has been a member of our Board of Directors since December 8, 2009. Mr. Weldy has eighteen years of diversified experience as a petroleum, mechanical and environmental engineer. His areas of specialized knowledge extend from personnel management, completions, operations and production engineering to project engineering and management. Mr. Weldy’s expertise also includes conceptualization, design, planning and managing people and projects to achieve goals efficiently. From February 2009 to current date, Mr. Weldy is a senior completion engineer for Eni Petroleum, where he is responsible for leading subsea and shelf well completions and intervention projects in the Gulf of Mexico. From approximately September 2008 to February 2009, Mr. Weldy was the senior operations/production/completions engineer at SandRidge Energy. He managed all phases of operations, production and facility engineering for properties offshore, onshore and inland in the Gulf of Mexico. He was further responsible for engineering design and project management of Hurricane Ike repairs, managed all rig completions and remedial workover procedures, including written procedures, completion strategy, cost estimating and securing of equipment and services. Mr. Weldy was also responsible for the design, layout and management of the construction of production facilities, preparation of procedures for and supervision of wellhead remedial operations on existing oil and gas wells, the performance of nodal analysis on various production wells using nodal analysis software and the design, troubleshooting and installation of gas lifts for offshore wells.

From approximately August 2005 through September 2008, Mr. Weldy was the deepwater subsea completions engineer for Shell International and Exploration Company. From approximately February 2004 through August 2005, Mr. Weldy was the vice president of operations for Petroreal of America, Inc. From approximately January 2003 through January 2004, Mr. Weldy was a self employed consultant. From approximately May 2001 through December 2002, Mr. Weldy was the production manager for Century Exploration Inc. From approximately August 2000 through May 2001, Mr. Weldy was the senior petroleum engineer for Watson Energy LLC and from approximately April 2000 through August 2000, Mr. Weldy was the operations engineer for Operational Services Inc.

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

Peter Carpenter, P. Eng., CFA.  Mr. Carpenter has been a member of our Board of Directors since September 1, 2009. Mr. Carpenter has been involved in the oil and gas industry for the past forty years. From 2004 to current date, Mr. Carpenter is the president and chief executive officer of Claridge House Partners, Inc., which provides corporate restructuring and financial advisory services to the Canadian oil and gas industry. From approximately 1998 through 2002, Mr. Carpenter was the chief financial officer for Cybernetic Capital Management Inc; from approximately 1996 through 1998, Mr. Carpenter was a consulting oil and gas analyst for First Associates Securities; and from approximately 1985 through 1996, Mr. Carpenter was the vice president of investment bank with Moss, Lawson & Co., Limited.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2010.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Viard and Carpenter have been appointed as members to our Audit Committee. The two members are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Peter Wilson,	2009	$69,000		-0-	-0-	$108,000	---	----	-0-	$177,000
current President and CEO	2010	$100,680		-0-	-0-	-0-	----	----	-0-	$100,680

Marcus Johnson, prior President and CEO	2009		-	-0-	-0-	40,500	---	---	-0-	40,500
__________
(1)
This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with their respective position as Chief Executive Officer and Chief Geologist:

During fiscal year ended December 31, 2010, we paid $100,680 to Peter Wilson, our current President/Chief Executive Officer. During fiscal year ended December 31, 2009, we paid $69,000 to Peter Wilson and granted an aggregate of 400,000 Stock Options of which $108,000 represents the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing.

During fiscal year ended December 31, 2009, we paid $-0- to Marcus Johnson, our prior President/Chief Executive Officer, and granted 150,000 Stock Options of which $40,500 represents the fair value of the Stock Options at the date of grant estimated using the Black-Scholes pricing.

(2)	This amount represents the fair value of these Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2010

The following table sets forth information as at December 31, 2010 relating to Stock Options that have been granted (post split) to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peter Wilson, current President/CEO	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2010 and 2009.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Marcus Johnson, Chairman
2009	-0-	(1)	-0-	$40,500	-0-	-0-	-0-	$40,500
2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-

Thomas Markham
2009	$45,000	(2)	-0-	$40,500	-0-	-0-	-0-	$85,500
2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-

Peter Wilson
2009	$69,000		-0-	$108,000	-0-	-0-	-0-	$177,000
2010	$100,680		-0-	-0-	-0-	-0-	-0-	$100,680

Angelo Viard
2009	-0-		-0-	$54,000	-0-	-0-	-0-
2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-

John Weldy Jr.
2009	-0-		-0-	$128,000	-0-	-0-	-0-	$128,000
2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-

Peter Carpenter
2009	-0-		-0-	$100,000	-0-	-0-	-0-	$100,000
2010	-0-		-0-	-0-	-0-	-0-	-0-	-0-
__________
(1)
During fiscal year ended December 31, 2009, Marcus Johnson was granted 150,000 Stock Options exercisable into 150,000 shares of common stock at $0.50 per share with a Black Scholes valuation of $40,500. Mr. Johnson resigned from the Board of Directors effective as of December 9, 2009.

(2)
During fiscal year ended December 31, 2009, Thomas Markham, our prior Chief Geologist: (i) received $45,000 as salary; and (ii) granted 150,000 Stock Options exercisable into 150,000 shares of common stock at $0.50 per share with a Black Scholes valuation of $40,500.

(3)	This amount represents the fair value of these options at the date of grant which was estimated using the Black-Sholes option pricing model.

(4)
During fiscal year ended December 31, 2009, Peter Wilson: (i) received $69,000 as salary; and (ii) granted 400,000 Stock Options exercisable into 400,000 shares of common stock at $0.50 per share with a Black Scholes valuation of $108,000.

(5)	During fiscal year ended December 31, 2009, Angelo Viard was granted 200,000 Stock Options exercisable into 200,000 shares of common stock at $0.50 per share with a Black Scholes valuation of $54,000.

(6)	During fiscal year ended December 31, 2009, John Weldy was granted 200,000 Stock Options exercisable into 200,000 shares of common stock at $0.58 per share with a Black Scholes valuation of $128,000.

(7)
During fiscal year ended December 31, 2009, Peter Carpenter was granted 250,000 Stock Options exercisable into 200,000 shares of common stock at $0.50 per share with a Black Scholes valuation of $100,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 52,612,392 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Peter Wilson 69 Glenmore Drive West Vancouver, British Columbia Canada V7S 1A5	400,000 (2)	Nil*

William D. Thomas 17314 State Highway Suite 306 Houston, Texas 77064	303,332 (3)	Nil *

Angelo Viard 190 Cleaveland Road #3 Pleasant Hill, California 94523	203,300 (4)	Nil*

John Weldy Jr. 139 Willow Wood Slidell, Louisiana, 70461	200,000 (5)	Nil*

Peter Carpenter 142 Evelyn Crescent Toronto, Ontario Canada M6P 3E2	200,000 (6)	Nil*

All executive officers and directors as a group (5 persons)	1,306,632(7)	2.48%
Beneficial Owners Greater than 5%
Westrock Land Corp.	15,000,000	28.5%
________
*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 52,612,392 shares issued and outstanding.

(2)	This figure includes 400,000 Stock Options to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(3)
This figure includes: (i) 53,332 shares of common stock; and (ii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(4)	This figure includes: 3,300 shares of common stock; and (ii) 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(5)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.58 per share expiring on December 8, 2019.

(6)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.39 per share expiring on September 1, 2019.

(7)	This figure includes: (i) 56,632 shares of common stock; and (ii) 1,250,000 Stock Options to purchase 1,250,000 shares of our common.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions noted below, one of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2010.

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  As of December 31, 2010, total accrued interest was $2,760 (December 31, 2009 - $42,467).

Management Fees
During 2010, the Company incurred $108,680 (December 31, 2009 -$193,600) for management fees to officers and directors. As of December 31, 2010, total amount owing in accrued and unpaid management fees and expenses was $92,150 (December 31, 2009 - $33,759).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2010, we incurred approximately $32,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During fiscal year ended December 31, 2009, we incurred approximately $52,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009.

During fiscal year ended December 31, 2010, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

Need to Update

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
__________
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

(3) Incorporated by reference from Form SB-2/A filed with the Commission on January 13, 2006.

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

(5) Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6) Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

(7)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Dated: March 31, 2011	By:	/s/ PETER WILSON
Peter Wilson, President/Chief
Executive Officer

Dated: March 31, 2011	By:	/s/ WILLIAM THOMAS
William Thomas, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011	By:	/s/ PETER CARPENTER
Director
Dated: March 31, 2011	By:	/s/ JOHN C. WELDY
Director
Dated: March 31, 2011	By:	/s/ ANGELO VIARD
Director