Form 10-Q
period 2011-03-31
MORGAN CREEK ENERGY CORP
filed 2011-05-16
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended March 31, 2011

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 000-52139

Morgan Creek Energy Corp.
(Name of small business issuer in its charter)

Nevada	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 North Central Expressway, Suite 560, Dallas, Texas 75206
(Address of principal executive offices)

(214) 800-2851
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 16, 2011
Common Stock, $0.001	52,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$21,023	$336
Prepaid expenses and deposits	29,073	37,375

TOTAL CURRENT ASSETS	50,096	37,711

OIL AND GAS PROPERTIES, unproven (Note 3)	3,987,206	3,987,206

TOTAL ASSETS	$4,037,302	$4,024,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$450,231	$437,987
Due to related parties (Note 6)	164,387	96,927

TOTAL CURRENT LIABILITIES	614,618	534,914

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2010 –52,612,392)	52,612	52,612
Additional paid-in-capital	13,811,576	13,811,576
Deficit accumulated during exploration stage	(10,441,504)	(10,374,185)

TOTAL STOCKHOLDERS’ EQUITY	3,422,684	3,490,003

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,037,302	$4,024,917

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2011	Three Months ended March 31, 2010	Inception (October 19, 2004) to March 31, 2011

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$-	$15,000	$921,268
Consulting fees	1,250	-	869,787
Management fees – related party	26,520	38,000	1,216,883
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties (Note 3)	-	-	2,721,746
Office and general	23,992	51,856	824,282
Professional fees	13,097	44,806	1,005,337

NET OPERATING LOSS	(64,859)	(149,662)	(9,989,898)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(2,460)	(700)	(126,946)

TOTAL OTHER INCOME (EXPENSES)	(2,460)	(700)	(451,606)

NET LOSS	$(67,319)	$(150,362)	$(10,441,504)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	52,612,392	34,032,392

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31		Inception (October 19, 2004) to March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(67,319)	$(150,362)	$(10,441,504)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	-	2,721,746
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	2,460	(42,467)	5,220
- Other current assets	8,302	13,705	(54,073)
- Accounts payable and accrued liabilities	12,244	(438,264)	645,568

NET CASH USED IN OPERATING ACTIVITIES	(44,313)	(617,388)	(4,267,788)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits, net	-	343,082	(3,356,451)
Property and equipment	-	(46,609)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	296,473	(3,356,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	290,000	5,021,595
Drilling Advances	-	-	759,000
Payments to related parties	-	(156,000)	(1,655,833)
Advances from related parties	65,000	-	3,520,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	65,000	134,000	7,645,262

INCREASE (DECREASE) IN CASH	20,687	(186,915)	21,023

CASH, BEGINNING OF PERIOD	336	193,109	-

CASH, END OF PERIOD	$21,023	$6,194	$21,023

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$43,167
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of March 31, 2011, the Company has an accumulated deficit of $10,441,504.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
MARCH 31, 2011 (Unaudited)

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2011, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2011 and December 31, 2010 that exceeded federally insured limits.

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
MARCH 31, 2011 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at March 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 – OIL AND GAS PROPERTIES

(a) Quachita Prospect
The Company has leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353.  The Company has a 100% Working Interest and a 77% N.R.I. in the leases.  During 2009 the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during 2009 the Company wrote off the original cost of these leases totaling $338,353. As allowed for under the lease which included the Boggs #1 well, the Company has paid a nominal fee to maintain its rights and access to the Boggs #1 well.

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

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $879,469 was recorded against the well in 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  The Company will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of March 31, 2011 and has been included in accounts payable and accrued liabilities.

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the Company wrote off the net cost of the well of $230,524 in 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

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

NOTE 4 – STOCKHOLDERS’ EQUITY

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(d)           Share Purchase Warrants
Details of the Company’s share purchase warrants issued and outstanding as of March 31, 2011 are as follows:

Exercise price	Number of warrants to purchase shares	Expiry Date

$1.00	1,740,000	June 11, 2011
$0.50	50,000	June 11, 2011

The Company’s share purchase warrants activity for the period ended March 31, 2011 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,600,000	$0.25	0.55
Issued	1,790,000	0.99	-
Expired	(3,600,000)	0.25	-
Exercised	-	-	-

Balance, December 31, 2010	1,790,000	0.99	0.44
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-

Balance, March 31, 2011	1,790,000	$0.99	0.19

All warrants are exercisable as at March 31, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

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
MARCH 31, 2011 (Unaudited)

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

The Company’s stock option activity for the period ended March 31, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,566,666	$0.33	9.21
Granted	-	-	-
Expired / cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2010	3,566,666	0.33	8.21
Granted	-	-	-
Expired / cancelled	-	-	-
Exercised	-	-	-

Balance, March 31, 2011	3,566,666	$0.33	7.96

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011 (Unaudited)

NOTE 5 – STOCK OPTION PLAN (continued)

All options are exercisable as at March 31, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During the three months ended March 31, 2011, this shareholder made advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  As of March 31, 2011, total accrued interest was $5,220 (December 31, 2010 - $2,760).

Management Fees
During the three month period ended March 31, 2011, the Company incurred $26,520 (March 31, 2010 -$38,000) for management fees to officers and directors. As of March 31, 2011, total amount owing in accrued and unpaid management fees and expenses was $124,863 (December 31, 2010 - $92,150) which has been included in accounts payable and accrued liabilities.

NOTE 7 –CONTINGENCIES

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

OIL GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
New Mexico	13,339
Mississippi	21,000
Total:	34,339
__________
(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of December 31, 2010, we had incurred $1,357,208 in drilling and completion costs. As of December 31, 2010, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors’ initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement of related party advances totaling $796,950 through the issuance of 2,530,000 shares of our restricted common stock at $0.315 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $37,950 was recorded as a finance cost.

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $879,469 was recorded against the well in 2010.

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

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Quarterly Report, the well has been plugged and abandoned and we have written off our share of the dry hole costs of the well $230,524.

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

In accordance with the terms and provisions of the Option Agreement: (i) we agreed to issue to Westrock an aggregate of 15,000,000 restricted shares of our common stock by November 30, 2010; (ii) Westrock granted us a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock would convey to us the Acquired Properties by assignment and bill of sale and other associated documentation.

We subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010.

RESULTS OF OPERATION

	Three Month Period Ended March 31, 2011 and 2010				For the Period from Inception (October 19, 2004) to March 31, 2011
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses		$-		$15,000		$921,268
Consulting expenses		1,250		-		869,787
Management fees – related party		26,520		38,000		1,216,883
Management fees – stock based compensation		-		-		2,430,595
Impairment of oil and gas properties		-		-		2,721,746
Office and general		23,992		51,856		824,282
Professional fees		13,097		44,806		1,005,337
Net operating loss	$	(64,859)	$	(149,662)	$	(9,989,898)
Other expense
Gain on expired oil and gas lease option		-0-		-		100,000
Financing costs		-0-		-0-		(424,660)
Interest expense		(2,460)		(700)		(126,946)
Net loss		$(67,319)		$(150,362)		$(10,441,504)

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

Three Month Period Ended March 31, 2011 Compared to Three Month Period Ended March 31, 2010

Our net loss for the three month period ended March 31, 2011 was ($67,319) compared to a net loss of ($150,362) during the three month period ended March 31, 2010 (a decrease of $83,043). During the three month periods ended March 31, 2011 and 2010, we did not generate any revenue.

During the three month period ended March 31, 2011, we incurred general and administrative expenses of $64,859 compared to $149,662 incurred during the three month period ended March 31, 2010 (a decrease of $84,803). These general and administrative expenses incurred during the three month period ended March 31, 2011 consisted of: (i) investor relations of $-0- (2010: $15,000); (ii) consulting fees of $1,250 (2010: $-0-); (iii) office and general of $23,992 (2010: $51,856); (iv) professional fees of $13,097 (2010: $44,806); and (v) management fees – related party of $26,520 (2010: $38,000).

General and administrative expenses incurred during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 decreased primarily due to a reduction of investor relations expenses of $15,000, a reduction of office and general expenses of $27,864, a reduction of professional fees of $31,709 and lower management fees of $11,480 relating to reduced scope of operations. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $64,859 incurred as general and administrative expenses during the three month period ended March 31, 2011, we incurred management fees of $26,520. As of March 31, 2011, the total amount due and owing in accrued and unpaid management fees and expenses was $124,863.

Interest expense incurred during the three month period ended March 31, 2011 was $2,460 (2010: ($700). Our net loss during the three month period ended March 31, 2011 was ($67,319) or ($0.00) per share compared to a net loss of ($150,362) or ($0.00) per share during the three month period ended March 31, 2010. The weighted average number of shares outstanding was 52,612,392 for the three month period ended March 31, 2011 compared to 34,032,392 for the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2011

As at March 31, 2011, our current assets were $50,096 and our current liabilities were $614,618, which resulted in a working capital deficiency of ($564,522). As at March 31, 2011, current assets were comprised of: (i) $21,023 in cash; and (ii) $29,073 in prepaid and other assets. As at March 31, 2011, current liabilities were comprised of: (i) $450,231 in accounts payable and accrued liabilities; and (ii) $164,387 due to related parties.

As at March 31, 2011, our total assets were $4,037,302 comprised of: (i) $50,096 in current assets; and (ii) $3,987,206 in unproven oil and gas properties. The increase of total assets for the three month period ended March 31, 2011 from December 31, 2010 was primarily due to the increase in cash.

As at March 31, 2011, our total liabilities were $614,618 comprised entirely of current liabilities. The increase in liabilities for the three month period ended March 31, 2011 from fiscal year ended December 31, 2010 was primarily due to an increase in amounts due to related parties and in accounts payable and accrued liabilities.

Stockholders’ equity decreased from $3,490,003 as of December 31, 2010 to stockholders’ equity of $3,422,684 as of March 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2011, net cash flows used in operating activities was ($44,313), consisting primarily of a net loss of ($67,319). Net cash flows used in operating activities was changed by $2,460 in accrued interest, $8,302 in prepaid and other current assets and $12,244 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month period ended March 31, 2011, net cash flows provided by investing activities was Nil.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2011, net cash flows provided from financing activities was $65,000 compared to $134,000 for the three month period ended March 31, 2010. Cash flows from financing activities for the three month period ended March 31, 2011 consisted of $65,000 in advances from related parties.

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

MATERIAL COMMITMENTS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During the three months ended March 31, 2011, this shareholder made advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  As of March 31, 2011, total accrued interest was $3,828 (December 31, 2010 - $2,760).

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

ITEM IV.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2011.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2011 filed with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

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
______________
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

MORGAN CREEK ENERGY CORP.

Dated: May 16, 2011	By:	/s/ Peter Wilson
Peter Wilson,
President and Chief Executive Officer

Dated: May 16, 2011	By:	/s/ William D. Thomas
William D. Thomas,
Chief Financial Officer