Form 10-Q
period 2011-06-30
MORGAN CREEK ENERGY CORP
filed 2011-08-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes☐   No☑

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer   ☐                                                                          Accelerated filer   ☐

Non-accelerated filer   ☐                                                                        Smaller reporting company   ☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☑
Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2011
Common Stock, $0.001	52,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011
(Unaudited)

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,374	$336
Prepaid expenses and other	25,268	37,375

TOTAL CURRENT ASSETS	26,642	37,711

OIL AND GAS PROPERTIES, unproven (Note 3)	3,987,206	3,987,206

TOTAL ASSETS	$4,013,848	$4,024,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$488,385	$437,987
Due to related party (Note 6)	-	96,927
Loan payable (Note 7)	175,000	-

TOTAL CURRENT LIABILITIES	663,385	534,914

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2010 – 52,612,392)	52,612	52,612
Additional paid-in-capital	13,811,576	13,811,576
Deficit accumulated during exploration stage	(10,513,725)	(10,374,185)

TOTAL STOCKHOLDERS’ EQUITY	3,350,463	3,490,003

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,013,848	$4,024,917

The accompanying notes are an integral part of these financial statements

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Inception (October 19, 2004) to June 30,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$-	$15,000	$921,268
Consulting fees	10,750	-	12,000	-	880,537
Management fees – related party	26,520	24,000	53,040	62,000	1,243,403
Management fees - stock based compensation	-	-	-	-	2,430,595
Impairment of oil and gas properties	-	236,444	-	236,444	2,721,746
Office and general	25,767	28,929	49,759	80,785	850,048
Professional fees	7,026	48,642	20,123	93,448	1,012,363

NET OPERATING LOSS:	(70,063)	(338,015)	(134,922)	(487,677)	(10,059,960)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Financing costs	-	-	-	-	(424,660)
Interest expense	(2,159)	(881)	(4,619)	(1,581)	(129,105)

TOTAL OTHER EXPENSE	(2,159)	(881)	(4,619)	(1,581)	(453,765)

NET LOSS	$(72,222)	$(338,896)	$(139,540)	$(489,258)	$(10,513,725)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	52,612,392	34,826,205	52,612,392	30,432,392

The accompanying notes are an integral part of these financial statements

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30		Inception (October 19, 2004) to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(139,540)	$(489,258)	$(10,513,725)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	236,444	2,721,746
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	(602)	(41,586)	2,158
- Prepaid expenses and other	12,107	11,360	(50,268)
- Accounts payable and accrued liabilities	48,240	(430,978)	408,136

NET CASH USED IN OPERATING ACTIVITIES	(79,795)	(714,018)	(4,570,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	349,210	(3,356,451)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	349,210	(3,356,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	290,000	5,021,595
Drilling Advances	-	-	759,000
Loan payable advances	175,000	-	175,000
Payments to related parties	(159,167)	(161,833)	(1,815,000)
Advances from related parties	65,000	50,000	3,787,928

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,333	178,167	7,928,523

INCREASE IN (DECREASE) CASH	1,038	(186,641)	1,374

CASH, BEGINNING OF PERIOD	336	193,109	-

CASH, END OF PERIOD	$1,374	$6,468	$1,374

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$5,220	$-	$48,387
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of June 30, 2011, the Company has an accumulated deficit of $10,513,725.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
JUNE 30, 2011
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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of June 30, 2011, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2011 and December 31, 2010 that exceeded federally insured limits.

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
JUNE 30, 2011
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

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

On July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. (“FormCap”), for joint drilling on the Company’s New Mexico prospect whereby FormCap was required to drill and complete two mutually defined targets on the Company’s leases in return for an earned 50% Working Interest in the entire New Mexico Prospect.  During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders’ fee of $20,000.  On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. The Company retained the $100,000 non-refundable deposit and recorded it as a gain on expired oil and gas lease option during 2009.

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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  The Company will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of June 30, 2011 and has been included in accounts payable and accrued liabilities.

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the Company wrote off the net cost of the well of $230,524 during 2010.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

(d)           Share Purchase Warrants
There are no share purchase warrants issued and outstanding as of June 30, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

The Company’s share purchase warrants activity for the period ended June 30, 2011 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,600,000	$0.25	0.55
Issued	1,790,000	0.99
Expired	(3,600,000)	0.25
Exercised	-	-

Balance, December 31, 2010	1,790,000	0.99	0.44
Issued	-	-
Expired	(1,790,000)	0.99
Exercised	-	-

Balance, June 30, 2011	-	$-	-

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
JUNE 30, 2011
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

The Company’s stock option activity for the period ended June 30, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,566,666	$0.33	9.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2010	3,566,666	0.33	8.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, June 30, 2011	3,566,666	$0.33	7.71

All options are exercisable as at June 30, 2011.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During the six months ended June 30, 2011, this shareholder made further advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011.  As of June 30, 2011, total accrued interest owing on amounts due to related parties was Nil (December 31, 2010 - $2,760).

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

Management Fees
During the six month period ended June 30, 2011, the Company incurred $53,040 (2010 -$62,000) for management fees to officers and directors. As of June 30, 2011, total amount owing in accrued and unpaid management fees and expenses was $144,768 (December 31, 2010 - $92,150) which has been included in accounts payable and accrued liabilities.

NOTE 7- LOAN PAYABLE

During the period the Company received loan proceeds of $175,000 from an unrelated third party pursuant to a promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $2,158 has been accrued for interest as of June 30, 2011.

NOTE 8 –CONTINGENCIES

During August 2009, the Company was included in a third party lawsuit by a former director/officer of the Company.  The former Director has made certain false allegations against the Company, as specifically described in the body of the Company’s December 31, 2009 filing on Form 10-K.  The Company refuted these allegations and believed it should not be included in this action and that the claims contained within the lawsuit were without merit. During the year ending 2010, the suit was settled with a result that there was no financial impact or ongoing obligation to the Company.

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

OIL GAS PROPERTIES

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
New Mexico Mississippi	13,339 21,000
Total:	34,339
________
(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

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

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Quarterly Report, the well has been plugged and abandoned and we have written off our share of the dry hole costs of the well of $236,444.

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

We subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010.

RESULTS OF OPERATION

	Six Month Period Ended June 30, 2011 and 2010		For the Period from Inception (October 19, 2004) to June 30, 2011
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$-0-	$15,000	$921,268
Consulting expenses	12,000	-	880,537
Management fees – related party	53,040	62,000	1,243,403
Management fees – stock based compensation	-0-	-0-	2,430,595
Impairment of oil and gas properties	-0-	236,444	2,721,746
Office and general	49,759	80,785	850,048
Professional Fees	20,123	93,448	1,012,363
Net Operating Loss	$(134,922)	$(487,677)	$(10,059,960)
Other Expense
Gain on expired oil and gas lease option	-0-	-0-	100,000
Financing Costs	-0-	-0-	(424,660)
Interest expense	(4,619)	(1,581)	(129,105)
Net Loss	$(139,540)	$(489,258)	$(10,513,725)

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

Six Month Period Ended June 30, 2011 Compared to Six Month Period Ended June 30, 2010

Our net loss for the six month period ended June 30, 2011 was ($139,540) compared to a net loss of ($489,258) during the six month period ended June 30, 2010 (a decrease of $349,718). During the six month periods ended June 30, 2011 and 2010, we did not generate any revenue.

During the six month period ended June 30, 2011, we incurred general and administrative expenses of $134,922 compared to $487,677 incurred during the six month period ended June 30, 2010 (a decrease of $352,755). These general and administrative expenses incurred during the six month period ended June 30, 2011 consisted of: (i) investor relations of Nil (2010: $15,000); (ii) consulting fees of $12,000 (2010: $-0-); (iii) impairment of oil and gas properties of Nil (2010: $236,444); (iv) office and general of $49,759 (2010: $80,785); (v) professional fees of $20,123 (2010: $93,448); and (vi) management fees – related party of $53,040 (2010: $62,000).

General and administrative expenses incurred during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 decreased primarily due to the impairment of oil and gas properties of $236,444 booked in 2010, lower management fees – related party of ($8,960), lower office and general of ($31,026) and lower professional fees of ($73,325) relating to decreased scope of operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $134,922 incurred as general and administrative expenses during the six month period ended June 30, 2011, we incurred management fees of $53,040. As of June 30, 2011, the total amount due and owing in accrued and unpaid management fees and expenses was $144,768.

Interest expense incurred during the six month period ended June 30, 2011 was $4,619 (2010: $1,581). Our net loss during the six month period ended June 30, 2011 was ($139,540) or ($0.00) per share compared to a net loss of ($489,258) or ($0.01) per share during the six month period ended June 30, 2010. The weighted average number of shares outstanding was 52,612,392 for the six month period ended June 30, 2011 compared to 30,432,392 for the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2011 Compared to Three Month Period Ended June 30, 2010

Our net loss for the three month period ended June 30, 2011 was ($72,222) compared to a net loss of ($338,896) during the three month period ended June 30, 2010 (a decrease of $266,674). During the three month periods ended June 30, 2011 and 2010, we did not generate any revenue.

During the three month period ended June 30, 2011, we incurred general and administrative expenses of $70,063 compared to $338,015 incurred during the three month period ended June 30, 2010 (a decrease of $267,952). These general and administrative expenses incurred during the three month period ended June 30, 2011 consisted of: (i) impairment of oil and gas properties of Nil (2010: $236,444); (ii) office and general of $25,767 (2010: $28,929); (iii) professional fees of $7,026 (2010: $48,642); (iv)  consulting fees of $10,750 ( 2010: -0-) and (v) management fees – related party of $26,520 (2010: $24,000).

General and administrative expenses incurred during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 decreased primarily due to the impairment of oil and gas properties of $236,444 booked in 2010 and lower professional fees of ($41,616) relating to decreased scope of operations.

Interest expense incurred during the three month period ended June 30, 2011 was $2,159 (2010: $881). Our net loss during the three month period ended June 30, 2011 was ($72,222) or ($0.00) per share compared to a net loss of ($338,896) or ($0.01) per share during the three month period ended June 30, 2010. The weighted average number of shares outstanding was 52,612,392 for the three month period ended June 30, 2011 compared to 34,826,205 for the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2011

As at June 30, 2011, our current assets were $26,642 and our current liabilities were $663,385, which resulted in a working capital deficiency of ($636,743). As at June 30, 2011, current assets were comprised of: (i) $1,374 in cash; and (ii) $25,268 in prepaid and other assets. As at June 30, 2011, current liabilities were comprised of: (i) $488,385 in accounts payable and accrued liabilities; and (ii) $175,000 in loans payable.

As at June 30, 2011, our total assets were $4,013,848 comprised of: (i) $26,642 in current assets; and (ii) $3,987,206 in unproven oil and gas properties. The decrease of total assets as of June 30, 2011 from December 31, 2010 was primarily due to the decrease in prepaid expenses.

As at June 30, 2011, our total liabilities were $663,385 comprised entirely of current liabilities. The increase in liabilities for the six month period ended June 30, 2011 from fiscal year ended December 31, 2010 was primarily due to an increase in loans payable.

Stockholders’ equity decreased from $3,490,003 as of December 31, 2010 to stockholders’ equity of $3,350,463 as of June 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2011, net cash flows used in operating activities for the six month period ended June 30, 2011 was ($79,795), consisting primarily of a net loss of ($139,540). Net cash flows used in operating activities was changed by ($602) in accrued interest, $12,107 in prepaid expenses and other assets and $48,240 in accounts payable and accrued liabilities. For the six month period ended June 30, 2010, net cash flows used in operating activities was ($714,018) consisting primarily of a net loss of ($489,258). Net cash flows used in operating activities for the six month period ended June 30, 2010 was adjusted by $236,444 in impairment of oil and gas properties and further changed by ($41,586) in accrued interest, $11,360 In prepaid expenses and other, and ($430,978) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month period ended June 30, 2011, net cash flows provided by investing activities was $Nil as compared to $349,210 for the six month period ended june 30, 2010 for oil and gas property net expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2011, net cash flows provided from financing activities was $80,333 compared to $178,167 for the six month period ended June 30, 2010. Cash flows from financing activities for the six month period ended June 30, 2011 consisted of $65,000 in advances from related parties and $175,000 from loan proceeds offset by repayments of loans from related parties of ($159,167).

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

MATERIAL COMMITMENTS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During the six months ended June 30, 2011, this shareholder made further advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011.  As of June 30, 2011, total accrued interest owing on amounts due to related parties was Nil (December 31, 2010 - $2,760).

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2011.

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

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required PCAOB Rule 3526, Communication with Audit Committees Concerning Independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2011 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. Removed and Reserved

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation (1)

3.2	Bylaws (1

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17,2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp.Dated December 15, 2004 (1)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. nd Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101**	The following materials from International Card Establishment, Inc.s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) Notes to Consolidated Financial Statements tagged as blocks of text.

(1) Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2) Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3) Incorporated by reference from Form SB-2/A filed with the Commission on January 13, 2006.

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

(5) Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6) Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

(7)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.
________
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN CREEK ENERGY CORP.

Dated: August 12, 2011	By:	/s/ Peter Wilson
Peter Wilson President and Chief Executive Officer
Title

Dated: August 12, 2011
	By:	/s/ William D. Thomas
William D. Thomas
Chief Financial Officer