Form 10-Q
period 2011-09-30
MORGAN CREEK ENERGY CORP
filed 2011-11-17
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2011

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2011
Common Stock, $0.001	52,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011
(unaudited)

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$1,266	$336
Prepaid expenses and other	27,218	37,375

TOTAL CURRENT ASSETS	28,484	37,711

OIL AND GAS PROPERTIES, unproven (Note 3)	3,987,206	3,987,206

TOTAL ASSETS	$4,015,690	$4,024,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$553,208	$437,987
Due to related party (Note 6)	-	96,927
Loan payable (Note 7)	175,000	-

TOTAL CURRENT LIABILITIES	728,208	534,914

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2010 – 52,612,392)	52,612	52,612
Additional paid-in-capital	13,811,576	13,811,576
Deficit accumulated during exploration stage	(10,576,706)	(10,374,185)

TOTAL STOCKHOLDERS’ EQUITY	3,287,482	3,490,003

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,015,690	$4,024,917

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2011	2010	2011	2010	2011

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$-	$15,000	$921,268
Consulting fees	-	-	12,000	-	880,537
Management fees – related party	26,520	24,000	79,560	86,000	1,269,923
Management fees - stock based compensation	-	-	-	-	2,430,595
Impairment of oil and gas properties	-	(920)	-	230,524	2,721,746
Office and general	25,382	15,045	75,141	101,175	875,431
Professional fees	6,968	25,952	27,091	119,400	1,019,331

NET OPERATING LOSS:	(58,870)	(64,077)	(193,792)	(552,099)	(10,118,831)

OTHER INCOME (EXPENSE)
Gain on expired oil and gas lease option	-	-	-	-	100,000
Financing costs	-	-	-	-	(424,660)
Interest expense	(4,111)	(787)	(8,729)	(2,367)	(133,215)

TOTAL OTHER INCOME (EXPENSE)	(4,111)	(787)	(8,739)	(2,367)	(457,875)

NET LOSS	$(62,981)	$(64,864)	$(202,521)	$(554,466)	$(10,576,706)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
-BASIC	52,612,392	37,619,392	52,612,392	35,508,110

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,521)	$(554,466)	$(10,576,706)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	230,524	2,721,746
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	5,969	(40,800)	8,729
- Accounts receivable	-	9,683	-
- Prepaid expenses and other	10,157	9,500	(52,218)
- Accounts payable and accrued liabilities	106,492	(445,549)	474,848

NET CASH USED IN OPERATING ACTIVITIES	(79,903)	(791,108)	(4,570,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	412,232	(3,356,451)

NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	412,232	(3,356,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	290,000	5,021,595
Drilling Advances	-	-	759,000
Loan payable advances	175,000	-	175,000
Payments to related parties	(159,167)	(161,833)	(1,815,000)
Advances from related parties	65,000	60,000	3,787,928

NET CASH PROVIDED BY FINANCING ACTIVITIES	80,833	188,167	7,928,523

INCREASE IN (DECREASE) CASH	930	(190,709)	1,266

CASH, BEGINNING OF PERIOD	336	193,109	-

CASH, END OF PERIOD	$1,266	$2,400	$1,266

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:

Cash paid for interest	$-	$-	$48,387
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of September 30, 2011, the Company has an accumulated deficit of $(10,576,706).  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of September 30, 2011, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2011 and December 31, 2010 that exceeded federally insured limits.

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

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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
SEPTEMBER 30, 2011
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
SEPTEMBER 30, 2011
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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect.  The Company will pay 33% of the drilling and completion costs.  To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of September 30, 2011 and has been included in accounts payable and accrued liabilities.

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
SEPTEMBER 30, 2011
(unaudited)

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

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

(d)   Share Purchase Warrants
There are no share purchase warrants issued and outstanding as of September 30, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

The Company’s share purchase warrants activity for the period ended September 30, 2011 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,600,000	$0.25	0.55
Issued	1,790,000	0.99
Expired	(3,600,000)	0.25
Exercised	-	-

Balance, December 31, 2010	1,790,000	0.99	0.44
Issued	-	-
Expired	(1,790,000)	0.99
Exercised	-	-

Balance, September 30, 2011	-	$-	-

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
SEPTEMBER 30, 2011
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

The Company’s stock option activity for the period ended September 30, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,566,666	$0.33	9.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2010	3,566,666	0.33	8.21
Granted	-	-	-
Expired - cancelled	-	-	-
Exercised	-	-	-

Balance, September 30, 2011	3,566,666	$0.33	7.46

All options are exercisable as at September 30, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)
NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011.  As of September 30, 2011, total accrued interest owing on amounts due to related parties was Nil (December 31, 2010 - $2,760).

Management Fees
During the nine month period ended September 30, 2011, the Company incurred $79,560 (2010 -$86,000) for management fees to officers and directors. As of September 30, 2011, total amount owing in accrued and unpaid management fees and expenses was $179,865 (December 31, 2010 - $92,150) which has been included in accounts payable and accrued liabilities.

NOTE 7- LOAN PAYABLE

During the period the Company received loan proceeds of $175,000 from an unrelated third party pursuant to a promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $6,269 has been accrued for interest as of September 30, 2011.

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
_________
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

We subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010.

RESULTS OF OPERATION

	Nine Month Period Ended September 30, 2011 and 2010		For the Period from Inception (October 19, 2004) to September 30, 2011
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$-0-	$15,000	$921,268
Consulting expenses	12,000	-	880,537
Management fees – related party	79,560	86,000	1,269,923
Management fees – stock based compensation	-0-	-0-	2,430,595
Impairment of oil and gas properties	-0-	230,524	2,721,746
Office and general	75,141	101,175	875,431
Professional Fees	27,091	119,400	1,019,331
Net Operating Loss	$(193,792)	$(552,099)	$(10,118,831)
Other Income (Expense)
Gain on expired oil and gas lease option	-0-	-0-	100,000
Financing Costs	-0-	-0-	(424,660)
Interest expense	(8,729)	(2,367)	(133,215)
Net Loss	$(202,521)	$(554,466)	$(10,576,706)

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

Nine Month Period Ended September 30, 2011 Compared to Nine Month Period Ended September 30, 2010

Our net loss for the nine month period ended September 30, 2011 was ($202,521) compared to a net loss of ($554,466) during the nine month period ended September 30, 2010 (a decrease of $351,945). During the nine month periods ended September 30, 2011 and 2010, we did not generate any revenue.

During the nine month period ended September 30, 2011, we incurred general and administrative expenses of $193,792 compared to $552,099 incurred during the nine month period ended September 30, 2010 (a decrease of $358,307). These general and administrative expenses incurred during the nine month period ended September 30, 2011 consisted of: (i) investor relations of Nil (2010: $15,000); (ii) consulting fees of $12,000 (2010: $-0-); (iii) impairment of oil and gas properties of Nil (2010: $230,524); (iv) office and general of $75,141 (2010: $101,175); (v) professional fees of $27,091 (2010: $119,400); and (vi) management fees – related party of $79,560 (2010: $86,000).

General and administrative expenses incurred during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 decreased primarily due to the impairment of oil and gas properties of $230,524 booked in 2010, lower management fees – related party of ($6,440), lower office and general of ($26,034) and lower professional fees of ($92,309) relating to decreased scope of operations.  General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $193,792 incurred as general and administrative expenses during the nine month period ended September 30, 2011, we incurred management fees of $79,560. As of September 30, 2011, the total amount due and owing in accrued and unpaid management fees and expenses was $179,865.

Interest expense incurred during the nine month period ended September 30, 2011 was $8,729 (2010: $2,367). Our net loss during the nine month period ended September 30, 2011 was ($202,521) or ($0.00) per share compared to a net loss of ($554,466) or ($0.02) per share during the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 52,612,392 for the nine month period ended September 30, 2011 compared to 35,508,110 for the nine month period ended September 30, 2010.

Three Month Period Ended September 30, 2011 Compared to Three Month Period Ended September 30, 2010

Our net loss for the three month period ended September 30, 2011 was ($62,981) compared to a net loss of ($64,864) during the three month period ended September 30, 2010 (a decrease of $1,883). During the three month periods ended September 30, 2011 and 2010, we did not generate any revenue.

During the three month period ended September 30, 2011, we incurred general and administrative expenses of $58,870 compared to $64,077 incurred during the three month period ended September 30, 2010 (a decrease of $5,207). These general and administrative expenses incurred during the three month period ended September 30, 2011 consisted of: (i) impairment of oil and gas properties of Nil (2010: $(920)); (ii) office and general of $25,382 (2010: $15,045); (iii) professional fees of $6,968 (2010: $25,952); and (iv) management fees – related party of $26,520 (2010: $24,000).

Interest expense incurred during the three month period ended June 30, 2011 was $4,111 (2010: $787). Our net loss during the three month period ended June 30, 2011 was ($62,981) or ($0.00) per share compared to a net loss of ($64,864) or ($0.00) per share during the three month period ended September 30, 2010. The weighted average number of shares outstanding was 52,612,392 for the three month period ended September 30, 2011 compared to 37,619,392 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2011

As at September 30, 2011, our current assets were $28,484 and our current liabilities were $728,208, which resulted in a working capital deficiency of ($699,724). As at September 30, 2011, current assets were comprised of: (i) $1,266 in cash; and (ii) $27,218 in prepaid and other assets. As at September 30, 2011, current liabilities were comprised of: (i) $553,208 in accounts payable and accrued liabilities; and (ii) $175,000 in loans payable.

As at September 30, 2011, our total assets were $4,015,690 comprised of: (i) $28,484 in current assets; and (ii) $3,987,206 in unproven oil and gas properties. The decrease of total assets as of September 30, 2011 from December 31, 2010 was primarily due to the decrease in prepaid expenses.

As at September 30, 2011, our total liabilities were $728,208 comprised entirely of current liabilities. The increase in liabilities for the nine month period ended September 30, 2011 from fiscal year ended December 31, 2010 was primarily due to an increase in loans payable.

Stockholders’ equity decreased from $3,490,003 as of December 31, 2010 to stockholders’ equity of $3,287,482 as of September 30, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2011, net cash flows used in operating activities was ($79,903), consisting primarily of a net loss of ($202,521). Net cash flows used in operating activities for the nine month period ended September 30, 2011 was changed by $5,969 in accrued interest, $10,157 in prepaid expenses and other  and $106,492 in accounts payable and accrued liabilities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was ($791,108) consisting primarily of a net loss of ($554,466). Net cash flows used in operating activities for the nine month period ended September 30, 2010 was adjusted by $230,524 in impairment of oil and gas properties and further changed by ($40,800) in accrued interest, $9,500 in prepaid expenses and other, $9,683 in accounts receivable and ($445,549) in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2011, net cash flows provided by investing activities was $Nil as compared to $412,232 for the nine month period ended September 30, 2010 for oil and gas property net expenditures and deposits.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2011, net cash flows provided from financing activities was $80,833 compared to $188,167 for the nine month period ended September 30, 2010. Cash flows from financing activities for the nine month period ended September 30, 2011 consisted of $65,000 in advances from related parties and $175,000 from loan proceeds offset by repayments of loans from related parties of ($159,167).  Cash flows from financing activities for the nine month period ended September 30, 2010 consisted of $290,000 in proceeds of sale and subscriptions of common stock and $60,000 in advances from related parties, which was offset by payments to related parties of ($161,833).

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

MATERIAL COMMITMENTS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During the six months ended June 30, 2011, this shareholder made further advances of $65,000 which bears interest at 8% per annum and has no specific repayment terms.  The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011.  As of September 30, 2011, total accrued interest owing on amounts due to related parties was Nil (December 31, 2010 - $2,760).

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2011.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2011 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. nd Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

MORGAN CREEK ENERGY CORP.

Dated: November 11, 2011	By:	/s/ Peter Wilson
Peter Wilson President and
Chief Executive Officer

Dated: November 11, 2011	By:	/s/ William D. Thomas
William D. Thomas,
Chief Financial Officer