Form 10-K
period 2011-12-31
MORGAN CREEK ENERGY CORP
filed 2012-04-12
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2011 $3,985,080.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court . Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding as of March 31, 2012:  Common Stock, $0.001

Outstanding as of March 31, 2012:   52,612,392

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

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 512 S.E. Salmon Street, Portland, Oregon 97214.

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the oil and gas industry.  We intend to locate, explore, acquire and develop oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (“New Mexico Prospect”) and Mississippi (“Mississippi Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico and 21,000 net acres within the State of Mississippi. We have also acquired approximately an additional 5,763 net acres in New Mexico. We have entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the “Quachita Prospect”).  As of the date of this Annual Report, we have acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 has been impaired as of the date of this Annual Report.

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

The Boggs #1 had been privately funded with the funding investors receiving a 75% working interest and a 54% net revenue interest in exchange for providing 100% of all drilling and completion costs. Therefore, we initially retained a 25% working interest and a 23% net revenue interest in the Boggs #1 well. As of June 30, 2009, we incurred $1,336,679 in drilling and completion costs. As of June 30, 2009, we had received a total of $759,000 in funding from private investors. On March 24, 2008, we negotiated with the funding investors to acquire their interest in the Boggs #1 for $759,000 (which amount is equal to the total amount of the funding investors’ initial investment) and forgiveness of any additional amounts owing. Effective on March 24, 2008, we completed the acquisition and settlement of related party advances totaling $962,980 through the issuance of 3,057,076 shares of our restricted common stock at $0.315 per share. The difference between the estimated fair value of the common shares at issuance and the amount of the debt settled totaling $45,857 was recorded as a finance cost.

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $891,119 was recorded against the well in 2010 and a further impairment charge of $445,560 was recorded against the well in fiscal 2011. We follow the full cost method of accounting for our oil and gas properties whereby all costs related to the acquisition of methane, petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Certain of these costs are reviewed by management periodically for impairment regarding our unproved oil and gas properties. Management’s assessment of these costs and results of exploration activities, potential commodity price outlooks or expiration of all or a portion of leaseholds resulted in its decision to impair the Boggs #1 and may further impact the timing and amount of other impairments on our properties. See “Item 1A. Risk Factors”.

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

We granted to FormCap the time period between the date of execution of the Option Agreement and August 15, 2009 to complete its due diligence (the “Option Period”). During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which we paid a finders’ fee of $20,000.  On September 24, 2009, we announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. We retained the $100,000 non-refundable deposit and recorded it as a gain on expired option during 2009. Due to current market conditions, management decided to fully impair the Frio Draw Prospect in 2011 and, thus, an impairment charge of $541,646 was recorded. See “Item 1A. Risk Factors”.

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

We subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010 with an estimated fair value of $3,000,000. Due to current market conditions, management decided to fully impair these properties in 2011 and, thus, an impairment charge of $3,000,000 was recorded. See “Item 1A. Risk Factors.”

DRILLING ACTIVITY

As of the date of this Annual Report, we have not commenced drilling on any of our wells.

GROSS WELLS			NET WELLS
Total	Producing	Dry	Total	Producing	Dry
-0-	-0-	-0-	-0-	-0-	-0-

PRODUCTION INFORMATION

During fiscal year ended December 31, 2011 and previously, we had no oil and gas production.

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

Our properties do not contain reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration programs that we carry out will establish reserves. All of our oil and gas properties are in the exploration stage as opposed to the development stage and have no known body of reserves. The known reserves at these projects have not yet been determined to be economic, and may never be determined to be economic. We plan to conduct further exploration activities on our oil and gas properties should market conditions improve, which future exploration may include the completion of feasibility studies necessary to evaluate whether commercial reserves exist on any of our mineral properties. There is a substantial risk that these exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that our properties contain commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that our oil and gas properties can be commercially developed.

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

Based Upon Results of Management’s Analysis of Certain Capitalized Costs, Exploration Activities and Potential Commodity Price Outlooks, We Have Impaired the Carrying Value of Our Oil and Gas Properties.

Management has assessed certain capitalized costs including, but not limited to, results of exploration activities and potential commodity price outlooks, resulting in an early impairment charge to the carrying value of our properties and thus may negatively impact the trading value of our securities. We account for our crude oil and natural gas exploration and development activities using the full cost method of accounting whereby all costs related to the acquisition of methane, petroleum and natural gas interests are capitalized. Such costs include land and lease acquisition costs, annual carrying charges of non-producing properties, geological and geophysical costs, costs of drilling and equipping productive and non-productive wells, and direct exploration salaries and related benefits. Certain of these costs require managerial judgment for impairment. The analysis of these factors regarding our oil and gas properties and operations can take considerable time to analyze and the determination for impairment requires both judgment and industry experience. Wells may be completed that are assumed to be productive but may actually deliver oil and gas in quantities insufficient to be economic, which may result in the abandonment of the wells at a later date. Future wells are drilled that target geological structures that are both developmental and exploratory in nature. A subsequent allocation of costs is then required to properly account for the results. The evaluation of certain of these capitalized costs requires judgment to estimate the fair value of these costs with reference to drilling activity in a given area.

We incurred impairment charges related to  our properties. Impairment of unproved oil and gas properties was calculated on a field by field basis under the full cost method of accounting. We review our oil and gas properties for impairment annually or whenever events and circumstances indicate a decline in the recoverability of their carrying value. Once incurred, a write-down of oil and gas properties is not reversible at a later date. Given the complexities associated with oil and gas exploration and development, events may arise that will require us to record further impairments of the book values associated with our oil and gas properties.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $14,652,537 from October 19, 2004 (inception) to December 31, 2011 and had incurred losses of approximately $4,278,352 during fiscal year ended December 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

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

We Have Received a Going Concern Opinion From Our Independent Auditors’ Report Accompanying Our December 31, 2011 and December 31, 2010 Financial Statements.

The independent auditor's report accompanying our December 31, 2011 and 2010 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going  concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

As of the date of this Annual Report, there are 18,763,388 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,400,000 Stock Options outstanding. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

ITEM 2. PROPERTIES

We lease our principal office space located at 6060 North Central Expressway, Suite 560, Dallas, Texas 75206. The office costs us approximately $180 monthly. The office and services related thereto are on a one year lease basis with the office lease  renewed for another one year period due on September 5, 2012 .

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

Quarter Ended	High Bid	Low Bid
December 31, 2011	$0.13	$0.01
September 30, 2011	$0.16	$0.09
June 30, 2011	$0.16	$0.12
March 31, 2011	$0.20	$0.12
December 31, 2010	$0.25	$0.12
September 30, 2010	$0.30	$0.15
June 30, 2010	$0.30	$0.20
March 31,2010	$0.58	$0.24

As of March 1, 2012, we had 38 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	3,400,000	$0.27	3,400,000
Equity Compensation Plans Not Approved by Security Holders
Warrants	-0-	-0-	-0-
Total	3,400,000

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

During fiscal year ended December 31, 2011, an aggregate 166,666 Stock Options expired. Thus, as of the date of this Annual Report, an aggregate 3,400,000 Stock Options are outstanding.

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

During fiscal year ended December 31, 2011, an aggregate 1,790,000 warrants expired. Thus, as of the date of this Annual Report, there are no warrants issued and outstanding (the “Warrants”).

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2011, we did not issue any shares of stock.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - SPECIAL MEETING OF SHAREHOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements which are included elsewhere herein.

	Fiscal Years Ended December 31, 2011 and 2010		For the Period from inception (October 19, 2004) to December 31, 2011
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$-	$15,000	$921,268
Consulting expenses	12,000	6,965	880,537
Management fees – related party	106,080	108,680	1,296,443
Management fees – stock based compensation	-	-	2,430,595
Impairment of oil and gas properties	3,987,206	1,109,993	6,708,952
Office and general	84,990	139,134	885,280
Professional fees	74,333	145,651	1,066,573
Net Operating Loss	$(4,264,609)	$(1,525,423)	$(14,189,648)
Other Income (Expenses)
Gain on expired option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(13,743)	(3,459)	(138,229)
Total Other Income (Expenses)	(13,743)	(3,459)	(462,889)
Net Loss	$(4,278,352)	$(1,528,882)	$(14,652,357)

BALANCE SHEET DATA
Total Assets	$5,672	$4,024,917
Total Liabilities	794,021	534,914
Stockholders’ Equity (deficit)	$(788,349)	$3,490,003

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2011, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Our net loss for fiscal year ended December 31, 2011 was ($4,278,352) compared to a net loss of ($1,528,882) during fiscal year ended December 31, 2010 (an increase of $2,749,470). During fiscal years ended December 31, 2011 and 2010, we did not generate any revenue.

During fiscal year ended December 31, 2011, we incurred general and administrative expenses of approximately $4,264,609 compared to $1,525,423 incurred during fiscal year ended December 31, 2010 (an increase of $2,739,186). These general and administrative expenses incurred during fiscal year ended December 31, 2011 consisted of: (i) investor relations of $-0- (2010: $15,000); (ii) consulting fees of $12,000 (2010: $6,965); (iii) management fees – related party of $106,080 (2010: $108,680); (iv) impairment of oil and gas properties $3,987,206 (2010: $1,109,993); (v) office and general of $84,990 (2010: $139,134); and (vi) professional fees of $74,333 (2010: $145,651).

General and administrative expenses incurred during fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010 increased primarily due to the recording of impairment charge against oil and gas properties of $3,987,206. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $4,264,609 incurred as general and administrative expenses during fiscal year ended December 31, 2011, we incurred management fees of $106,080 payable to our officers and directors.

During fiscal year ended December 31, 2011, we recorded total other expenses consisting of interest expense of $13,743 compared to interest expense of $3,459 recorded during fiscal year ended December 31, 2010.

Thus, our net loss during fiscal year ended December 31, 2011 was ($4,278,352) or ($0.08) per share compared to a net loss of ($1,528,882) or ($0.04) per share during fiscal year ended December 31, 2010. The weighted average number of shares outstanding was 52,612,392 for fiscal year ended December 31, 2011 compared to 41,262,447 for fiscal year ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2011

As at fiscal year ended December 31, 2011, our current assets were $5,672 and our current liabilities were $794,021, which resulted in a working capital deficit of $788,349. As at fiscal year ended December 31, 2011, current assets were comprised of: (i) $4,119 in cash; and (ii) $1,553 in prepaid expense. As at fiscal year ended December 31, 2011, current liabilities were comprised of: (i) $346,384 in accounts payable and accrued liabilities; (ii) $272,637 in amounts due to related parties; and (iii) $175,000 in loan payable.

As at December 31, 2011, our total assets were $5,672 comprised of current assets. The decrease in total assets during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to impairment charge to our unproved oil and gas properties thus resulting in a $0 valuation compared to a valuation of $3,987,206 of unproved oil and gas properties for fiscal year ended December 31, 2010.

As at December 31, 2011, our total liabilities were $794,021 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2011 from fiscal year ended December 31, 2010 was primarily due to the recording of the loan payable of $175,000.

Stockholders’ Equity/Deficit decreased from equity of $3,490,003 for fiscal year ended December 31, 2010 to Stockholders’ deficit of ($788,349) for fiscal year ended December 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flows used in operating activities was ($92,050), consisting primarily of a net loss of ($4,278,352). Net cash flows used in operating activities was adjusted by $3,987,206 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by an increase of $8,522 in accrued interest, $35,822 in prepaid expenses, decrease of $102,885 in accounts payable and accrued liabilities and increase of $257,637 due to related parties. For fiscal year ended December 31, 2010, net cash flows used in operating activities was ($835,967), consisting primarily of a net loss of ($1,528,882). Net cash flows used in operating activities was adjusted by $1,109,993 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by a decrease of ($39,707) in accrued interest and ($394,236) in accounts payable and accrued liabilities and decrease of $16,865 in prepaid expenses and deposits.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2011, net cash flows from in investing activities was $0. For fiscal year ended December 31, 2010, net cash flows from investing activities was $415,027 consisting of $161,475 in oil and gas property expenditures and deposits and $253,552 in proceeds from sale of partial equity interest in oil and gas property.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2011, net cash flows provided from financing activities was $95,833 compared to $228,167 for fiscal year ended December 31, 2010. Cash flows from financing activities for fiscal year ended December 31, 2011 consisted of $175,000 in loans payable and $80,000 in advances from related parties, which was offset by ($159,167) in payments to related parties. Cash flows from financing activities for fiscal year ended December 31, 2010 consisted of $228,167 consisting of $290,000 in proceeds on sale and subscriptions of common stock and $100,000 in advances from related parties, which was offset by ($161,833) in payments to related parties.

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

MATERIAL COMMITMENTS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company. During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000. On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance. During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms. During 2011, this shareholder made further advances of $80,000 which bears interest at 8% per annum and has no specific repayment terms. The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011. As of December 31, 2011, total accrued interest was $302 leaving a total of $15,302 owing to this shareholder.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $10,979 has accrued as at December 31, 2011. This note is due on demand.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 and December 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2011 and 2010

(AUDITED)

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
Morgan Creek Energy Corp.

We have audited the accompanying balance sheets of Morgan Creek Energy Corp. (An Exploration Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2011. Morgan Creek Energy Corp.'s management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Creek Energy Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and from inception (October 19, 2004) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
April 5, 2012

2580 Anthem Village Drive, Henderson, NV  89052
Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$4,119	$336
Prepaid expense	1,553	37,375

TOTAL CURRENT ASSETS	5,672	37,711

OIL AND GAS PROPERTIES, unproven (Note 3)	-	3,987,206

TOTAL ASSETS	$5,672	$4,024,917

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$346,384	$437,987
Due to related parties (Note 6)	272,637	96,927
Loan payable ( Note 7)	175,000	-

TOTAL CURRENT LIABILITIES	794,021	534,914

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4)
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2010 –52,612,392)	52,612	52,612
Additional paid-in-capital	13,811,576	13,811,576
Deficit accumulated during exploration stage	(14,652,537)	(10,374,185)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(788,349)	3,490,003

TOTAL LIABILITIES & STOCK HOLDERS’ EQUITY	$5,672	$4,024,917

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended December 31, 2011	Year ended December 31, 2010	Inception (October 19, 2004) to December 31, 2011
	(Audited)	(Audited)	(Audited)

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$-	$15,000	$921,268
Consulting fees	12,000	6,965	880,537
Management fees – related party	106,080	108,680	1,296,443
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties (Note 3)	3,987,206	1,109,993	6,708,952
Office and general	84,990	139,134	885,280
Professional fees	74,333	145,651	1,066,573

NET OPERATING LOSS	(4,264,609)	(1,525,423)	(14,189,648)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(13,743)	(3,459)	(138,229)

TOTAL OTHER EXPENSES	(13,743)	(3,459)	(462,889)

NET LOSS FOR THE YEAR	$(4,278,352)	$(1,528,882)	$(14,652,537)

BASIC LOSS PER COMMON SHARE	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	52,612,392	41,262,447

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2011
(Audited)

	Common Stock		Additional	Private	Deficit accumulated during	Total
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	exploration stage	Stockholders’ Equity

Balance, October 19, 2004	-	$-	$-	$-	$-	$-

Common stock issued for oil and gas property at $0.0375 per share – November 19, 2004	16,000,000	16,000	584,000	-	-	600,000
Capital distribution to founding share holder on acquisition of oil and gas property (Note 3)	-	-	(600,000)	-	-	(600,000)
Common stock issued for cash at $0.0375 per share – November 26, 2004 and December 15, 2004	9,166,666	9,166	334,584	-	-	343,750
Common stock issued for cash at $0.1875 per share – December 15, 2004	1,760,534	1,791	328,339	-	-	330,100
Net loss for the period	-	-	-	-	(23,729)	(23,729)

Balance, December 31, 2004	26,927,200	26,927	646,923	-	(23,729)	650,121

Common stock issued for cash at $0.1875 per share – March 9, 2005	186,666	187	34,813	-	-	35,000
Net loss for the year	-	-	-	-	(204,026)	(204,026)

Balance, December 31, 2005	27,113,866	27,114	681,736	-	(227,755)	481,095

Common stock issued for cash at $2.25 per share - October 16, 2006	629,404	629	1,415,529	-	-	1,416,158
Common stock issued for oil and gas property at $2.625 per share – October 17, 2006 (Note 3)	133,334	133	349,867	-	-	350,000
Stock-based compensation	-	-	1,527,170	-	-	1,527,170
Restricted common shares cancelled – December 19, 2006	(8,000,000)	(8,000)	8,000	-	-	-
Net loss for the year	-	-	-	-	(3,918,002)	(3,918,002)

Balance, December 31, 2006	19,876,604	19,876	3,982,302	-	(4,145,757)	(143,579)

Net loss for the year	-	-	-	-	(817,021)	(817,021)

Balance, December 31, 2007	19,876,604	19,876	3,982,302	-	(4,962,778)	(960,600)

Shares for debt at $0.375 per share – February 13, 2008	5,050,712	5,051	1,888,966	-	-	1,894,017
Shares for debt at $0.315 per share – March 24, 2008	3,057,076	3,057	959,923	-	-	962,980
Common stock issued for cash at $0.375 per share – July 3, 2008 and October 23, 2008, net of finder’s fees	2,448,000	2,448	894,639	-	-	897,087
Stock based compensation – options	-	-	436,955	-	-	436,955
Net loss for the year	-	-	-	-	(2,021,930)	(2,021,930)

Balance, December 31, 2008	30,432,392	$30,432	$8,162,785	$-	$(6,984,708)	$1,208,509

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2011
(Audited)

	Common Stock		Additional	Private	Deficit accumulated during	Total
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	exploration stage	Stockholders’ Equity

Balance forward, December 31, 2008	30,432,392	$30,432	$8,162,786	$-	$(6,984,708)	$1,208,510

Shares for debt at $0.125 per share – July 20, 2009	1,640,000	1,640	203,360	-	-	205,000
Common stock issued for cash at $0.125 per share: - September 30, 2009, net of finder’s fees	1,960,000	1,960	239,540	-	-	241,500
Stock based compensation – options	-	-	466,470	-	-	466,470
Subscription proceeds received (Note 4)	-	-	-	1,468,000	-	1,468,000
Net loss for the year	-	-	-	-	(1,860,595)	(1,860,595)

Balance, December 31, 2009	34,032,392	34,032	9,072,156	1,468,000	(8,845,303)	1,728,885

Common stock issued for cash at $0.50 per share: - June 11, 2010, net of $7,000 finder’s fees	3,480,000	3,480	1,729,520	(1,468,000)	-	265,000
Common stock issued for cash at $0.25 per share: - June 11, 2010	100,000	100	24,900	-	-	25,000
Common stock issued for property at $0.20 per share: - October 21, 2010	15,000,000	15,000	2,985,000	-	-	3,000,000
Net loss for the year	-	-	-	-	(1,528,882)	(1,528,882)
Balance December 31,2010	52,612,392	52,612	13,811,576	-	(10,374,185)	3,490,003

Net loss for the year	-	-	-	-	(4,278,352)	(4,278,352)

Balance, December 31, 2011 (audited)	52,612,392	$52,612	$13,811,576	$-	$(14,652,537)	$(788,349)

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2011	Year ended December 31, 2010	Inception (October 19, 2004) to December 31, 2011
	(Audited)	(Audited)	(Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,278,352)	$(1,528,882)	$(14,652,537)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	3,987,206	1,109,993	6,708,952
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	8,522	(39,707)	11,282
- Prepaid expenses and deposits	35,822	16,865	(26,553)
- Due to related parties accrued	257,637	-	525,065
- Accounts payable and accrued liabilities	(102,885)	(394,236)	263,011

NET CASH USED IN OPERATING ACTIVITIES	(92,050)	(835,967)	(4,315,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits	-	161,473	(3,610,003)
Proceeds from sale of partial equity interest in oil and gas property, net	-	253,552	253,552

NET CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES	-	415,027	(3,356,451

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	290,000	5,021,595
Drilling advances	-	-	759,000
Loan payable	175,000	-	175,000
Payments to related parties	(159,167)	(161,833)	(1,815,000)
Advances from related parties	80,000	100,000	3,535,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	95,833	228,167	7,676,095

INCREASE (DECREASE) IN CASH	3,783	(192,773)	4,119

CASH, BEGINNING OF PERIOD	336	193,109	-

CASH, END OF PERIOD	$4,119	$336	$4,119

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$5,220	$43,167	$48,387
Cash paid for income taxes	$-	$-	$-
Common stock issued for acquisition of oil and gas property	$-	$3,000,000	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 4)	$-	$-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Morgan Creek Energy Corp. (the “Company”) is an exploration stage company that was organized to enter into the oil and gas industry.  The Company intends to locate, explore, acquire and develop oil and gas properties in the United States and within North America. The primary activity and focus of the Company is its leases in New Mexico (“New Mexico Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico. The Company has also acquired approximately an additional 5,763 net acres in New Mexico. (Refer to Note 3). The Company has entered into an Option Agreement to participate in approximately 5,600 net acres in Oklahoma (Refer to Note 3).  In addition, we acquired leases in Texas (the “Quachita Prospect”).  To date the Company has acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was partially impaired as of December 31, 2010 and fully impaired as of December 31, 2011 (Refer to Note 3).

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of December 31, 2011, the Company has an accumulated deficit of $14,652,537.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock, advances from related parties, and loans.

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
DECEMBER 31, 2011
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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2011, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2011 and 2010 that exceeded federally insured limits.

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
DECEMBER 31, 2011
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at December 31, 2011, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

Boggs #1
On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas.  As formation water was also produced with the natural gas in the tested zones, the Boggs # 1 is currently under evaluation.  To date, $1,336,679 has been incurred on drilling and completion expenditures on the Boggs #1.  The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing.  Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 2,530,000 shares of common stock at $0.315 per share (refer to Note 4).

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was fully impaired as of December 31, 2011.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $891,119 was recorded against the well in 2010 and a further impairment charge of $445,560 was recorded against the well in fiscal 2011.

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

On July 9, 2009, the Company entered into a Letter Agreement with FormCap Corp. (“FormCap”), for joint drilling on the Company’s New Mexico prospect whereby FormCap was required to drill and complete two mutually defined targets on the Company’s leases in return for an earned 50% Working Interest in the entire New Mexico Prospect.  During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which the Company paid a finders’ fee of $20,000.  On September 24, 2009, the Company announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. The Company retained the $100,000 non-refundable deposit and recorded it as a gain on expired oil and gas lease option during 2009. Due to current market conditions, the Company decided to fully impair these properties in fiscal 2011.  An impairment charge of $541,646 was recorded against these properties in fiscal 2011.

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

In order to exercise the option, the Company would be required to incur $2,400,000 in exploration and drilling expenditures during the Option Period which will be one year. In the event that the Company does not do so the option would terminate, the Company would cease to have any interest in the prospect and Bonanza would retain the benefit of any drilling or exploration expenditures made by the Company during the Option Period. On November 30, 2009 the Agreement between Bonanza and the Company was amended whereby the Company agreed to incur the full cost of drilling one well to completion on the prospect and would have exercised its option to earn its interest in the well and the balance of the Prospect.  In the event that the first well is a dry hole, the Company would have the exclusive right and option to participate in any and all further drilling programs on the Prospect and to incur the full cost of drilling a second well to acquire a 75% interest of Bonanza’s 85% interest (59.50% working interest) in both that well and the balance of the Prospect.

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who would pay 67% of the costs of the first well in the Prospect.  The Company would pay 33% of the drilling and completion costs.  To December 31, 2009, the Company accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants.  Also during the period, the Company received a reduction in the well cost from the operator totalling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.  Of the excess paid during the period by the new participants, $63,022 remains payable as of December 30, 2011 and has been included in accounts payable and accrued liabilities.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

(c) Oklahoma Prospect (continued)

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company has determined that oil is not producible in the targeted Morrow A and B sand formations.  The well has been plugged and the Company wrote off the net cost of the well of $230,524 during 2010

(d) Mississippi Prospect
Effective on August 26, 2010, the Board of Directors of the Company authorized the execution of an option agreement dated August 26, 2010 (the “Option Agreement”) with Westrock Land Corp. (“Westrock”), to purchase approximately 21,000 net acres of mineral oil and gas leases on lands located in Lamar, Jones and Forrest counties in the State of Mississippi (the “Acquired Properties”).  The Company entered into the Option Agreement with Westrock, as the mineral leaseholder, and received representations that Westrock owned all right, title and interest to all depths, including the Haynesville Shale Formation pursuant to the oil and gas leases with a minimum 75% net revenue interest.

In accordance with the terms and provisions of the Option Agreement: (i) the Company agreed to issue to Westrock an aggregate of 15,000,000 restricted shares of its common stock by November 30, 2010; (ii) Westrock granted to the Company a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock conveyed to the Company the Acquired

Properties by assignment and bill of sale and other associated documentation. The Company and Westrock anticipated that the closing would occur no later than November 1, 2010.

The Company completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares, with an estimated fair value of $3,000,000, to Westrock on October 21, 2010.

Due to current market conditions, the Company decided to fully impair these properties in fiscal 2011.  An impairment charge of $3,000,000 was recorded against these properties in fiscal 2011.

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
DECEMBER 31, 2011
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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(c)   Other issuances (continued)
On October 21, 2010, the Company issued 15,000,000 shares of restricted common stock at a price of $0.20 per share totalling $3,000,000, pursuant to an Option Agreement with Westrock Land Corp to purchase 21,000 net acres in the Mississippi Prospect.

(d)   Share Purchase Warrants
There are no share purchase warrants issued and outstanding as of December 31, 2011.

The Company’s share purchase warrants activity for the period ended December 31, 2011 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,600,000	$0.25	0.55
Issued	1,790,000	0.99	-
Expired	(3,600,000)	0.25	-
Exercised	-	-	-

Balance, December 31, 2010	1,790,000	0.99	0.44
Issued	-	-	-
Expired	(1,790,000)	0.99	-
Exercised	-	-	-

Balance, December 31, 2011	-	$-	-

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
DECEMBER 31, 2011
(Audited)

NOTE 5 – STOCK OPTION PLAN (continued)

On July 14, 2009, the Company cancelled 3,566,670 stock options to certain officers, directors and management of the Company and authorized the issuance of 3,000,000 new stock options to certain officers, directors and management of the Company at $0.25 per share. The term of the new options is ten years.

As approved by the Board of Directors on July 14, 2009, the Company granted 3,000,000 stock options to certain officers, directors and management of the Company at $0.25 per share of which 1,300,000 options were cancelled and re-issued to certain individuals and 1,700,000 were new options issued.  The term of these options are ten years.  The total fair value of these options at the date of grant was estimated to be $236,810 and was recorded as a stock based compensation expense during the period.  The air value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.50%; dividend yield of 0% and expected volatility of 180%.

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

The Company’s stock option activity for the period ended December 31, 2011 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2009	3,566,666	$0.33	9.21
Granted	-	-	-
Expired / cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2010	3,566,666	0.33	8.21
Granted	-	-	-
Expired / cancelled	(166,666)	-	-
Exercised	-	-	-

Balance, December 31, 2011	3,400,000	$0.33	7.21

All options are exercisable as at December 31, 2011.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.  As of December 31, 2011, total accrued interest was $302 leaving a total of $15,302 owing to this shareholder.

During the period ended December 31, 2011, the Company received an advance of  $6,000 from  Sono Resources., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

The Company owes $68,005 to an officer and director of the Company to provide office space and office services for the period ended December 31, 2011.

Management Fees
During 2011, the Company incurred $106,080 (December 31, 2010 -$108,680) for management fees to officers and directors. As of December 31, 2011, total amount owing in accrued and unpaid management fees and expenses was $206,742 (December 31, 2010 - $92,150) which has been included in accounts payable and accrued liabilities.

NOTE 7- LOAN PAYABLE

During the period the Company received loan proceeds of $175,000 from an unrelated third party pursuant to a promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $10,979 has been accrued for interest as of December 31, 2011. This note is now due on demand.

NOTE 8 – INCOME TAXES

The Company has adopted FASB ASC 740-10, “Income Taxes”. As of December 31, 2011, and 2010 the Company had net operating loss carry forwards of approximately $6,700,083 and $6,408,937,  respectively that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

At December 31, 2011 and 2010, the Company had a federal operating loss carry forward of $6,700,083 and $6,408,937, respectively.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Audited)

NOTE 8 – INCOME TAXES (continued)

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$6,700,083	$6,408,937

Total deferred tax assets	2,345,029	2,243,128
Less: Valuation Allowance	(2,345,029)	(2,243,128)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2011 and 2010 was $2,345,029 and $2,243,128, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2011 and 2010.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2011	2010

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 31, 2007, our Board of Directors appointed De Joya Griffith & Company, LLC (De Joya Griffith) as our principal independent registered public accounting firm.

The reports of De Joya Griffith on our financial statements for each of the fiscal years ended December 31, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2011 and 2010, there were no disagreements between us and De Joya Griffith, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of De Joya Griffith, would have caused De Joya Griffith to make reference thereto in their reports on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO and our CFO have concluded that these controls and procedures are not effective at the “reasonable assurance” level.

Changes in internal controls

There were no changes in internal controls for the fiscal year ended December 31, 2011.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Mr. Peter Carpenter and Mr. Clay Weldy. All of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The current audit committee was organized on December 18, 2008 and operates under a written charter adopted by our Board of Directors.

The audit committee has received and reviewed the written disclosures and the letter from De Joya Griffith & Company, LLC required by PCOAB Rule 3526, Communication with Audit Committees Concerning Independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company
Peter Wilson	44	President, Chief Executive Officer/Principal Executive Officer, a Director and Compensation Committee member and Nominating Committee chairman
William D. Thomas	60	Secretary/Treasurer, Chief Financial Officer, and Principal Accounting Officer
John C. Weldy Jr.	49	Director and Compensation Committee member
Peter Carpenter	71	Director and Nominating Committee member and Audit Committee member

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

William Thomas. Mr. Thomas has been our Chief Financial Officer/Secretary/Treasurer since January 8, 2009. Mr. Thomas has thirty years of experience in the finance and accounting areas for the natural resource sector. Currently, Mr. Thomas is also the chief financial officer and a director of Mainland Resources, Inc., a Nevada corporation that trades on the OTC Bulletin Board, and the chief financial officer and a director of Tresoro Mining Corp., a Nevada corporation that trades on the OTC Bulletin Board. Mr. Thomas has held various successive management positions with Kerr McGee Corporation's China operations based in Beijing, China, ending in 2004 with his final position as Director of Business Services. For a brief period after leaving Kerr McGee, Mr. Thomas acted as a self-practitioner in the accounting and finance field. In July 2007, he took on the role of chief financial officer for two public resource companies; Hana Mining Inc. and NWT Uranium Corp.  Mr. Thomas resigned from NWT Uranium Corp. in 2009 and from Hana Mining in March, 2010. Mr. Thomas was previously general manager (1999-2002), and finance and administration manager (1996-1999) of Kerr McGee's China operations. While in China, Mr. Thomas was responsible for finance including Sarbanes Oxley reporting, budgeting, treasury, procurement, taxation, marketing, insurance and business development, including commercial negotiations with the Chinese partner, China National Offshore Oil Co (CNOOC) and other Chinese and joint venture partners. Mr. Thomas focused heavily on supporting exploration and development operations for three operated blocks in Bohai Bay, as well as evaluation and negotiation of new venture blocks in East China Sea and the South China Sea. He was also responsible for the liaison with CNOOC and other Chinese oil companies, Kerr McGee US management and joint venture partners, where his main focus was to ensure cost effective and timely achievement of various approved work programs and budgets. He was also Chief Representative for Kerr McGee on the Joint Management Committee (JMC). Mr. Thomas previously worked as manager of fixed asset accounting for Kerr McGee Corporation's US operations (1996), as finance director of Kerr McGee's UK operations based in London/Aberdeen (1992-1996), and Kerr McGee's Canadian operations in Calgary, Alberta, Canada (1984-1992), including the predecessor company, Maxus Canada Ltd, which was acquired by Kerr McGee Ltd. Over the course of his career, he has been involved in all aspects of managing accounting, budgeting, human resources, administration, insurance, taxation and other business support aspects surrounding gas properties for Kerr McGee. Mr. Thomas was responsible to ensure compliance with COPAS, SEC, FASB and international accounting regulations. He participated on a team that developed the Oracle accounting system application to the Kerr McGee's worldwide operations. He was most notably involved in the company’s initial entry into both China and the UK North Sea – start ups of local and expatriate personnel that eventually developed into core areas (over $1 Billion) for Kerr McGee, including the company’s first operated offshore oil fields in China (CFD 1-1) and the UK (Gryphon). In his early career, Mr. Thomas also held senior management positions in the finance divisions of Norcen Energy Ltd of Calgary, Alberta (1981-1984), Denison Mines Ltd of Ontario Canada (1978-1981) and Algoma Steel Corporation of Sault Ste Marie, Ontario, Canada (1977). He was also a Senior Auditor for the accounting firm, Coopers & Lybrand in Toronto, Canada (1975-1977). Mr. Thomas attained his Chartered Accountant (CA) designation from the Canadian Institute of Chartered Accountants in 1977. He holds an Honors Bachelor of Commerce and Finance from the University of Toronto, Ontario, Canada.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2011.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Weldy and Carpenter have been appointed as members to our Audit Committee. The two members are “independent” within the meaning of Rule 10A-3 under the Exchange Act and are in addition financial experts. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

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

Overview of Compensation Process

The Compensation Committee of our Board of Directors is responsible for setting the compensation of our executive officers, overseeing the Board’s evaluation of the performance of our executive officers and administering our equity-based incentive plans, 401(k) plan and deferred compensation plan, among other things. The Compensation Committee undertakes these responsibilities pursuant to a written charter adopted by the Compensation Committee and the Board of Directors, which will be reviewed at least annually by the Compensation Committee. The charter may be viewed in full on our website, www.morgancreekenergy.com under the “Corporate Governance” tab on the Investor Relations page.

The Compensation Committee is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee. Messrs. Wilson and Weldy serve as members of the Compensation Committee.

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

On March 25, 2010, the Board of Directors held a special meeting pursuant to which the Corporate Governance Documents, as amended, were approved and the members were appointed to the Audit Committee, the Compensation Committee and the Nominating Committee, respectively. The Corporate Governance Documents may be viewed in full on our website, www.morgancreekenergy.com under the “Corporate Governance” tab on the Investor Relations page.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2011 and 2010 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)
Peter Wilson,	2010	$108,680	-0-	-0-	-0-	---	----	-0-	$100,680
current President and CEO	2011	$106,080	-0-	-0-	-0-	----	----	-0-	$106,080

(1) This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with his position as Chief Executive Officer:

During fiscal year ended December 31, 2011, we incurred $106,080 in management fees payable to Peter Wilson, our current President/Chief Executive Officer. During fiscal year ended December 31 2010, we incurred $108,680 to Peter Wilson in management fees.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2011

The following table sets forth information as at December 31, 2011 relating to Stock Options that have been granted (post split) to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Peter Wilson, current President/CEO	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2011 and 2010.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wilson
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Angelo Viard
2010	-0-	-0-	$54,000	-0-	-0-	-0-	$54,000
2011 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Weldy Jr.
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Peter Carpenter
2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Angelo Viard resigned from the Board of Directors effective February 24, 2012.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Peter Wilson 4339 Morgan Crescent West Vancouver, British Columbia Canada V7V 2P1	1,400,000	(2)	Nil	*

William D. Thomas 3543 Point Grey Rd Vancouver, BC, Canada	303,332	(3)	Nil	*

John Weldy Jr. 139 Willow Wood Slidell, Louisiana, 70461	200,000	(4)	Nil	*

Peter Carpenter 142 Evelyn Crescent Toronto, Ontario Canada M6P 3E2	200,000	(5)	Nil	*

All executive officers and directors as a group (4 persons)	2,306,632	(6)	4.38%
Beneficial Owners Greater than 5%
Westrock Land Corp.	15,000,000		28.5%

*	Less than one percent.

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

(2)
This figure includes(i)  1,000,000 shares of common stock; and (ii)  400,000 Stock Options to purchase 400,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(3)
This figure includes: (i) 53,332 shares of common stock; and (ii) 250,000 Stock Options to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share expiring on July 14, 2019.

(4)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.58 per share expiring on December 8, 2019.

(5)	This figure includes 200,000 Stock Options to purchase 200,000 shares of our common stock at an exercise price of $0.39 per share expiring on September 1, 2019.

(6)	This figure includes: (i) 56,632 shares of common stock; and (ii) 1,250,000 Stock Options to purchase 1,250,000 shares of our common.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions noted below, one of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2011.

As of December 31, 2007, $1,365,500 was owed to a shareholder for advances made to the Company.  During fiscal year ended December 31, 2008, we repaid $500,000 to this shareholder. Further, the shareholder assigned the amount of $1,940,500 to various assignees and settled the $1,515,214 pursuant to the issuance of 5,050,712 shares of our restricted common stock at $0.375 per share. During 2009, this shareholder made further advances of $170,000 and was repaid $124,000.  On July 20, 2009 the Company issued 1,600,000 units at $0.125 per unit on settlement of shareholder advances of $200,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.25 per share for a period of 12 months from the date of issuance.  During 2010, this shareholder was repaid a total of $156,000 for prior advances and $49,000 of accrued interest. During 2010, another shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.  As of December 31, 2011, total accrued interest was $302 (December 31, 2010 - $2,760).

Management Fees

During 2011, we incurred $106,080 (December 31, 2010 -$108,680) for management fees to officers and directors. As of December 31, 2011, total amount owing in accrued and unpaid management fees and expenses was $106,080 (December 31, 2010 - $108,680).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2011, we incurred approximately $32,150 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2010 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

During fiscal year ended December 31, 2010, we incurred approximately $32,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2009 and for the review of our financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

During fiscal year ended December 31, 2011, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

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
__________________
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

MORGAN CREEK ENERGY CORP.

Dated: April 12, 2012	By:	/s/ PETER WILSON
Peter Wilson,
President/Chief Executive Officer

Dated: April 12, 2012	By:	/s/ WILLIAM THOMAS
William Thomas,
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2012	By:	/s/ PETER CARPENTER
Director

Dated: April 12, 2012	By:	/s/ JOHN C. WELDY
Director