Form 10-Q
period 2012-03-31
MORGAN CREEK ENERGY CORP
filed 2012-05-17
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2012
Common Stock, $0.001	52,612,392

MORGAN CREEK ENERGY CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

MORGAN CREEK ENERGY CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)

	March 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$22,952	$4,119
Prepaid expense	974	1,553

TOTAL CURRENT ASSETS	23,926	5,672

TOTAL ASSETS	$23,926	$5,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$312,559	$346,384
Due to related parties (Note 4)	328,323	257,637
Loans payable (Note 5)	200,000	175,000
Loan payable-due to related party (Note 4)	40,000	15,000

TOTAL CURRENT LIABILITIES	880,882	794,021

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIT
Common stock, 66,666,666 shares authorized with $0.001 par value
Issued and outstanding
52,612,392 common shares (December 31, 2011 –52,612,392)	52,612	52,612
Additional paid-in capital	13,811,576	13,811,576
Deficit accumulated during exploration stage	(14,721,144)	(14,652,537)

TOTAL STOCKHOLDERS’ DEFICIT	(856,956)	(778,349)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$23,926	$5,672

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	Inception (October 19, 2004) to March 31, 2012

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$-	$-	$921,268
Consulting fees	500	1,250	881,037
Management fees – related party	26,520	26,520	1,322,963
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties (Note 3)	-	-	6,708,952
Office and general	21,617	23,992	906,897
Professional fees	16,098	13,097	1,082,671

NET OPERATING LOSS	(64,735)	(64,859)	(14,254,383)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(3,872)	(2,460)	(142,101)

TOTAL OTHER EXPENSES	(3,872)	(2,460)	(466,761)

NET LOSS	$(68,607)	$(67,319)	$(14,721,144)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	52,612,392	52,612,392

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31, 2012	Three Months ended March 31, 2011	Inception (October 19, 2004) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(68,607)	$(67,319)	$(14,721,144)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	-	6,708,952
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	3,872	2,460	15,154
- Prepaid expenses and deposits	579	8,302	(25,974)
- Due to related parties	70,322	-	592,545
- Accounts payable and accrued liabilities	(37,333)	12,244	228,520

NET CASH USED IN OPERATING ACTIVITIES	(31,167)	(44,313)	(4,346,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits	-	-	(3,610,003)
Proceeds from sale of partial equity interest in oil and gas property, net	-	-	253,552

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(3,356,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Loans payable	25,000	-	200,000
Payments to related parties	-	-	(1,815,000)
Loan payable -due to related party	25,000	65,000	3,560,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000	65,000	7,726,095

INCREASE IN CASH	18,833	20,687	22,952

CASH, BEGINNING OF PERIOD	4,119	336

CASH, END OF PERIOD	$22,952	$21,023	$22,952

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	-	-	$43,167
Cash paid for income taxes	-	-	$-
Common stock issued for acquisition of oil and gas property	-	-	$3,950,000
Transfer of bond against settlement of debt	-	-	$25,000
Non-cash sale of oil and gas property	-	-	$65,000
Common stock issued for settlement of debts (Note 4)	-	-	$3,061,997

The accompanying notes are an integral part of these financial statements.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of March 31, 2012, the Company has an accumulated deficit of $14,721,144. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock, advances from related parties, and loans.

Unaudited Interim Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

MARCH 31, 2012
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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of March 31, 2012, there has been no asset retirement obligations recorded.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of March 31, 2012 and December 31, 2011 that exceeded federally insured limits.

Financial instruments
The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at March 31, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 – OIL AND GAS PROPERTIES

(a) Quachita Prospect
The Company had leased various properties totalling approximately 1,971 net acres within the Quachita Trend within the state of Texas for a three year term, all expiring during the year ended 2009, in consideration for $338,353.  The Company has a 100% Working Interest and a 77% N.R.I. in the leases.  During 2009 the balances of the leases within the Quachita trend were allowed to lapse without renewal by the Company.  Accordingly, during 2009 the Company wrote off the original cost of these leases totaling $338,353. As allowed for under the lease which included the Boggs #1 well, the Company had paid a nominal fee to maintain its rights and access to the Boggs #1 well.

Boggs #1
On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.  To date, $1,336,679 had been incurred on drilling and completion expenditures on the Boggs #1.  The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 2,530,000 shares of common stock at $0.315 per share.

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
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

(b) New Mexico Prospect
The Company to date had leased various properties totalling approximately 7,576 net acres within the state of New Mexico for a five year term in consideration for $112,883.  The Company has a 100% Working Interest and an 84.5% N.R.I. in the leases.  On October 31, 2008, the Company entered into an agreement to acquire from Westrock Land Corp. approximately 5,763 additional net acres of property within the State of New Mexico for a five year term in consideration for $388,150.  The Company acquired a 100% working interest in approximately 5,763 net acres; and an 81.5% N.R.I. in the leases in approximately 5,763 net acres.

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

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
(Unaudited)

NOTE 3 – OIL AND GAS PROPERTIES (continued)

On February 1, 2010, the Company was informed by its operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet.  After review of the drilling logs, the Company had determined that oil is not producible in the targeted Morrow A and B sand formations.  The well had been plugged and the Company wrote off the net cost of the well of $230,524 during 2010.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2010, a shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.  During the three month period ending March 31, 2012, this shareholder made further advances of $25,000. Total accrued interest was $666 leaving a total of $40,666 owing to this shareholder (December 31, 2011 - $15,302).

During the period ended December 31, 2011, the Company received an advance of $6,000 from Sono Resources., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

The Company owes $63,633 to an officer and director of the Company to provide office space and office services for the period ended March 31, 2012 (December 31, 2011 – $44,593).

Management Fees
During the three month period ended March 31, 2012, the Company incurred $26,520 (March 31, 2011 -$26,520) for management fees to officers and directors.  As of March 31, 2012, total amount owing to related parties in accrued and unpaid management fees and expenses was $235,046 (December 31, 2011- $206,742).

MORGAN CREEK ENERGY CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2012
(Unaudited)

NOTE 5- LOANS PAYABLE

During 2011, the Company received loan proceeds of $175,000 from an unrelated third party pursuant to an unsecured promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $14,460 has been accrued for interest as of March 31, 2012. This note is now due on demand.

During the quarter ended March 31, 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note.  The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $27 has been accrued for interest as of March 31, 2012.

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

CURRENT BUSINESS OPERATIONS

We are an exploration stage company that was organized to enter into the oil and gas industry.  We intend to locate, explore, acquire and develop oil and gas properties in the United States and within North America. Our primary activity and focus is our leases in New Mexico (“New Mexico Prospect”) and Mississippi (“Mississippi Prospect”). The leases are unproven. To date we have leased approximately 7,576 net acres within the State of New Mexico and 21,000 net acres within the State of Mississippi. We have also acquired approximately an additional 5,763 net acres in New Mexico. We have entered into an Option Agreement to participate in approximately 8,000 net acres in Oklahoma. In addition, we acquired leases in Texas (the “Quachita Prospect”).  As of the date of this Quarterly Report, we have acquired approximately 1,971 net acres. During the production testing and evaluation period on the first well on the property, the Boggs #1, four of the five tested zones produced significant volumes of natural gas. Analysis of the gas indicates a “sweet” condensate rich gas with BTU values of 1,000. This quality will yield a premium price over the current U.S. average natural gas price.  As formation water was also produced with the natural gas in the tested zones, the Boggs #1 has been impaired as of the date of this Quarterly Report.

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

We granted to FormCap the time period between the date of execution of the Option Agreement and August 15, 2009 to complete its due diligence (the “Option Period”). During the period FormCap advanced a non-refundable $100,000 deposit under the terms of the Option to secure the project in connection with which we paid a finders’ fee of $20,000.  On September 24, 2009, we announced that FormCap could not meet the requirements of the Option Agreement and thus forfeited its rights to the project. We retained the $100,000 non-refundable deposit and recorded it as a gain on expired option during 2009. Due to current market conditions, management decided to fully impair the Frio Draw Prospect during fiscal year ended December 31, 2011 and, thus, an impairment charge of $541,646 was recorded.

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

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Quarterly Report, the well has been plugged and abandoned and during fiscal year ended December 31, 2011, we wrote off our share of the dry hole costs of the well totaling $230,524.

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

We subsequently completed due diligence on the Acquired Properties and issued 15,000,000 restricted common shares to Westrock on October 21, 2010 with an estimated fair value of $3,000,000. Due to current market conditions, management decided to fully impair these properties during fiscal year ended December 31, 2011 and, thus, an impairment charge of $3,000,000 was recorded.

RESULTS OF OPERATION

	Three Month Period Ended March 31, 2012 and 2011		For the Period from Inception (October 19, 2004) to March 31, 2012
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$-	$-	$921,268
Consulting expenses	500	1,250	881,037
Management fees – related party	26,520	26,520	1,322,963
Management fees – stock based compensation	-	-	2,430,595
Impairment of oil and gas properties	-	-	6,708,952
Office and general	21,617	23,992	906,897
Professional fees	16,098	13,097	1,082,671
Net Operating Loss	$(64,735)	$(64,859)	$(14,254,383)
Other Expense
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Interest expense	(3,872)	(2,460)	(142,101)
Net Loss	$(68,607)	$(67,319)	$(14,721,144)

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

Three Month Period Ended March 31, 2012 Compared to Three Month Period Ended March 31, 2011

Our net loss for the three month period ended March 31, 2012 was ($68,607) compared to a net loss of ($67,319) during the three month period ended March 31, 2011 (an increase of $1,288). During the three month periods ended March 31, 2012 and March 31, 2011, we did not generate any revenue.

During the three month period ended March 31, 2012, we incurred general and administrative expenses of $64,735 compared to $64,859 incurred during the three month period ended March 31, 2011 (a slight decrease of $124). These general and administrative expenses incurred during the three month period ended March 31, 2012 consisted of: (i) consulting fees of $500 (2011: $1,250); (ii) office and general of $21,617 (2011: $23,992); (iii) professional fees of $16,098 (2011: $13,097); and (iv) management fees – related party of $26,520 (2011: $26,520).

General and administrative expenses incurred during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 slightly decreased primarily due to lower office and general expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Of the $64,735 incurred as general and administrative expenses during the three month period ended March 31, 2012, we incurred management fees of $26,520. As of March 31, 2012, the total amount due and owing in accrued and unpaid management fees and expenses was $235,046.

Interest expense incurred during the three month period ended March 31, 2012 was $3,872 (2011: $2,460). Our net loss during the three month period ended March 31, 2012 was ($68,607) or ($0.00) per share compared to a net loss of ($67,319) or ($0.00) per share during the three month period ended March 31, 2011. The weighted average number of shares outstanding was 52,612,392 for both the three month periods ended March 31, 2012 and March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2012

As at March 31, 2012, our current assets were $23,926 and our current liabilities were $880,882, which resulted in a working capital deficiency of $856,956. As at March 31, 2012, current assets were comprised of: (i) $22,952 in cash; and (ii) $974 in prepaid and other assets. As at the three month period ended March 31, 2012, current liabilities were comprised of: (i) $312,559 in accounts payable and accrued liabilities; (ii) $328,323 in due to related parties; (iii) $200,000 in loans payable; and (iv) $40,000 in loans due to related party.

As at March 31, 2012, our total assets were $23,926 comprised of current assets. The increase of total assets for the three month period ended March 31, 2012 from December 31, 2011 was primarily due to the increase in cash.

As at March 31, 2012, our total liabilities were $880,882 comprised entirely of current liabilities. The increase in liabilities for the three month period ended March 31, 2012 from fiscal year ended December 31, 2011 was primarily due to amounts due to related parties.

Stockholders’ deficit increased from ($778,349) as of December 31, 2011 to ($856,956) as of March 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2012, net cash flows used in operating activities was ($31,167), consisting primarily of a net loss of ($68,607). Net cash flows used in operating activities was changed by an increase of $3,872 in accrued interest, $70,322 due to related party and $579 in prepaid expenses and deposits. Net cash flows used in operating activities was further changed by a decrease of ($37,333) in accounts payable and accrued liabilities.

For the three month period ended March 31, 2011, net cash flows used in operating activities was ($44,313), consisting primarily of a net loss of ($67,319). Net cash flows used in operating activities was changed by an increase of $2,460 in accrued interest, $8,302 in prepaid expenses and deposits and $12,244 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the three month period ended March 31, 2012 and 2011, we did not record net cash flows from in investing activities..

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2012, net cash flows provided from financing activities was $50,000 compared to $65,000 for the three month period ended March 31, 2011. Net cash flows from financing activities for the three month period ended March 31, 2012 consisted of $25,000 in loans payable and $25,000 in loans from a related party.  Net cash flows from financing activities for the three month period ended March 31, 2011 consisted of $65,000 in loans from related parties.

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

MATERIAL COMMITMENTS

During 2010, a shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms. During 2011, this shareholder made further advances of $80,000 which bears interest at 8% per annum and has no specific repayment terms. The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011. During the three month period ended March 31, 2012, the shareholder made further advances of $25,000. Total accrued interest was $666 leaving a total of $40,666 due and owing to the shareholder as of March 31, 2012.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $10,979 has accrued as at December 31, 2011. This note is due on demand.

During the quarterly period March 31, 2012, we received loan proceeds of $25,000 from an unrelated third party pursuant to a promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $27 has been accrued for interest as of March 31, 2012.

We owe $63,633 to one of our officers/directors for the provision of office space and office services as of ended March 31, 2012.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2012.

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

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2012 filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No report required.

ITEM IA.  RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

MORGAN CREEK ENERGY CORP.

Dated: May 17, 2012	By:	/s/ PETER WILSON
Peter Wilson, President/Chief
Executive Officer

Dated: May 17, 2012	By:	/s/ WILLIAM THOMAS
William Thomas, Chief Financial Officer