Form 10-Q
period 2012-06-30
TagLikeMe Corp.
filed 2012-08-20
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-52139

TagLikeMe Corp.
(formerly Morgan Creek Energy Corp)
(Name of small business issuer in its charter)

Nevada	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Third Floor, 7-8 Conduit Street, Mayfair, London W1S 2XF, UK (Address of principal executive offices)

(011)-44-2072096919 (Issuer’s telephone number)

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 19, 2012
Common Stock, $0.001	330,940,630

TAGLIKEME CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2012
(Unaudited)

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash	$8,613	$4,119
Prepaid expenses and other	7,211	1,553

TOTAL CURRENT ASSETS	15,824	5,672

Equipment	3,143	-
Intellectual property	344,461	-

TOTAL ASSETS	$363,428	$5,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$279,430	$346,384
Due to related parties (Note 11)	351,243	257,637
Loan payable (Note 12)	200,000	175,000
Loan payable - Due to related party (Note 11)	126,500	15,000

TOTAL CURRENT LIABILITIES	957,173	794,021

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIT (Note 9)
Common stock, 333,333,330 shares authorized with $0.001 par value
Issued and outstanding
330,940,630 common shares (December 31, 2011 – 263,061,960)	330,940	263,061
Additional paid-in capital	13,940,520	13,601,127
Accumulated deficit during development stage	(14,865,205)	(14,652,537)

TOTAL STOCKHOLDERS’ DEFICIT	(593,745)	(788,349)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$363,428	$5,672

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30		Inception (October 19, 2004) to June 30,
	2012	2011	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	22,200	10,750	22,700	12,000	903,237
Impairment of oil and gas properties (Note 4)	-	-	-	-	6,708,952
Investor relations	-	-	-	-	921,268
Management fees (Note 11)	27,520	26,520	54,040	53,040	3,781,078
Office and general (recovery)	29,836	25,767	51,453	49,758	936,733
Professional fees	9,075	7,026	25,173	20,123	1,091,746

NET OPERATING LOSS:	(88,631)	(70,063)	(153,366)	(134,921)	(14,343,014)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Abandonment expense	(50,000)	-	(50,000)	-	(50,000)
Financing costs	-	-	-	-	(424,660)
Interest expense	(5,430)	(2,159)	(9,302)	(4,619)	(147,531)

TOTAL OTHER EXPENSE	(55,430)	(2,159)	(59,302)	(4,619)	(522,191)

NET LOSS	$(144,061)	$(72,222)	$(212,668)	$(139,540)	$(14,865,205)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	267,269,420	263,061,960	265,165,690	263,061,960

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30		Inception (October 19, 2004) to
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,668)	$(139,540)	$(14,865,205)
Adjustments to reconcile net loss to net cash used in operating activities:
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	-	6,708,952
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	9,302	(602)	20,584
- Prepaid expenses and other	579	12,107	(25,974)
- Due to related parties	91,790		616,855
- Accounts payable and accrued liabilities	30,196	48,240	283,815

NET CASH USED IN OPERATING ACTIVITIES	(141,193)	(79,795)	(4,456,718)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	187	-	187

NET CASH FLOWS USED IN INVESTING ACTIVITIES	187	-	(3,356,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Loan payable advances	25,000	175,000	200,000
Payments to related parties	-	(159,167)	(1,815,000)
Advances from related parties	120,500	65,000	3,656,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	145,500	80,333	7,821,595

INCREASE IN CASH	4,494	1,038	8,613

CASH, BEGINNING OF PERIOD	4,119	336	-

CASH, END OF PERIOD	$8,613	$1,374	$8,613

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$5,220	$48,387
Common stock issued for acquisition of Glob Media	$272,272	$-	$272,272
Net liabilities assumed in acquisition of Glob Media	$272,085	$-	$272,085
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 9)	$135,000	$-	$3,196,997

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective June 15, 2012, Morgan Creek Energy Corp. effected a name change on the OTC Bulletin Board to TagLikeMe Corp. (the “Company”). The Company is a development stage company that was organized to enter into the oil and gas industry.  The Company intended to locate, explore, acquire and develop oil and gas properties in the United States and within North America. In May 2012, the Company changed its business focus and plan to developing online and mobile content using search and sharing technology.

Effective June 29, 2012, the Company completed and consummated a share exchange agreement dated May 14, 2012, as fully executed on May 24, 2012 (the "Share Exchange Agreement") with Glob Media Works Inc., a company incorporated under the laws of the State of Washington ("Glob Media"), and each of the shareholders of Glob Media (collectively the "Glob Media Shareholders"), whereby the Corporation has acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of  45,378,670 shares of its restricted common stock to the Glob Media Shareholders on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media (Note 3). Glob Media owns intellectual property rights to its internet cloud based software application related to online search and social media developed by Glob Media. As a result of the closing of the Share Exchange Agreement, Glob Media has become the Company's direct wholly owned subsidiary.

Effective July 18, 2012, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock (Note 8). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of June 30, 2012, the Company has an accumulated deficit of $14,865,205.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada.  The Company’s fiscal year end is December 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Glob Media Works Inc., from the date of acquisition on June 29, 2012.  All significant inter-company transactions and account balances have been eliminated upon consolidation.

Equipment
Equipment is recorded at cost and is depreciated over their estimated useful lives using the declining balance method at the following annual rates:

Computer equipment	30%

Intellectual property
Acquired intangible assets consist of identifiable intangible assets, including developed technology, non-compete agreements, workforce in place, in-process research and development (“IPR&D”) and a patent. Acquired intangible assets are recorded at fair value, net of accumulated amortization. Intangible assets are amortized on a straight-line basis over their estimated useful lives.

Impairment of long-lived assets
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2012 and December 31, 2011 that exceeded federally insured limits.

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

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 – ASSET ACQUISITION

In accordance with ASC 805, “Business Combinations”, and in particular ASC 805-50-25, the acquisition of Glob Media ("Glob") is accounted for as an asset purchase without goodwill as Glob did not meet the definition of a business per ASC 805 at the time of the acquisition.  Assets and liabilities assumed are recorded at their estimated fair values with no goodwill recorded.

Effective June 29, 2012, the Company completed and consummated a share exchange agreement dated May 14, 2012, as fully executed on May 24, 2012 (the "Share Exchange Agreement") with Glob Media, a company incorporated under the laws of the State of Washington, and each of the shareholders of Glob Media (collectively the "Glob Media Shareholders"), whereby the Company has acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of  45,378,670 shares of its restricted common stock to the Glob Media Shareholders valued at $272,272 (Note 9) on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media (Note 1). Glob Media owns intellectual property rights to its internet cloud based software application related to online search and social media developed by Glob Media.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 3 – ASSET ACQUISITION (continued)

The purchase price allocation has been determined as follows:

Assets acquired:
Cash and cash equivalents	$187
Prepaid expenses and other	6,237
Equipment	3,143
Intellectual property	344,461

Total assets acquired	$354,028

Liabilities assumed:
Accounts payable	$69,756
Loan payable – Due to related party	12,000

Total liabilities assumed	$81,756

Net assets acquired	$272,272

Purchase price	$272,272

Intellectual property of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets and liabilities acquired ( Note 6).

NOTE 4 – OIL AND GAS PROPERTIES

All of the following oil and gas properties discussed below have been fully impaired.

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

Boggs #1

On June 7, 2007, the Company began drilling its first well on the Quachita Prospect (Boggs #1).  During 2007 the Company began production testing and evaluation of the well.  Of the five tested zones, four produced significant volumes of natural gas. As formation water was also produced with the natural gas in the tested zones, the Boggs #1 is currently under evaluation.  To date, $1,336,679 had been incurred on drilling and completion expenditures on the Boggs #1.  The Boggs #1 was initially privately funded with the funding investors receiving a 75% Working Interest and a 54% Net Revenue Interest in exchange for providing 100% of all drilling and completion costs. To December 31, 2007, the Company had incurred $1,335,780 of costs on Boggs #1 and had received $759,000 in funding from the private investors. On March 24, 2008, the Company negotiated with the funding investors to acquire their interest in the well for an amount equal to the total amount of their initial investment being $759,000 and forgiveness of any additional amounts owing. Effective March 24, 2008, the Company completed this acquisition and settlement through the issuance of 12,650,000 shares of common stock at $0.063 per share.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (continued)

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was fully impaired as of December 31, 2011.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $891,119 was recorded against the well in 2010 and a further impairment charge of $445,560 was recorded against the well in fiscal 2011.  In the three months ended June 30, 2012, the Company booked an abandonment provision of $50,000 to cover the costs of plugging and abandoning the well.

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

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

In accordance with the terms and provisions of the Option Agreement: (i) the Company agreed to issue to Westrock an aggregate of 75,000,000 restricted shares of its common stock by November 30, 2010; (ii) Westrock granted to the Company a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock conveyed to the Company the Acquired Properties by assignment and bill of sale and other associated documentation. The Company and Westrock anticipated that the closing would occur no later than November 1, 2010.

The Company completed due diligence on the Acquired Properties and issued 75,000,000 restricted common shares, with an estimated fair value of $3,000,000, to Westrock on October 21, 2010.

Due to current market conditions, the Company decided to fully impair these properties in fiscal 2011.  An impairment charge of $3,000,000 was recorded against these properties in fiscal 2011.

NOTE 5 – EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	June 30, 2012	December 31, 2011

Computer equipment	$3,143	$-	$3,143	$-

	$3,143	$-	$3,143	$-

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 6 – INTELLECTUAL PROPERTY

After consummation of the Share Exchange Agreement, we are in the business of connecting online users with others while looking for online information and making it easier for them to collect and share that information. In turn, we create population centers of topic specific audiences that we plan to make available to third party ad publishers and information content providers. We are not a search engine nor do we intend to become one. It’s a hybrid site we call a “Common Information Network” where we leverage the existing search capabilities of major search engines, cross references the search information with real population remarks from major social and wiki networks, while giving our users the capability to collect, publish, share or collaborate their search information with whomever they choose in a public or private manner. As more and more users collect and tag search results, management believes that we will ultimately become a destination where people can look for already filtered and shared web information as well as connect, message and interact with other people searching for the same information as them.

Our planned business model will encompass three fundamental stages of growth:

A.
Population. As the beta product matures from user feedback and ongoing general development, the business will require additional funding to pursue additional marketing and support personnel. Significant cross marketing, ad placement and general awareness campaigns will have to be implemented on a constant basis in order to maintain general awareness and overall activities growth;

B.
Thoroughly position the development of the product toward mobile and portable device style applications. This will require additional resources in development and the overall first phase plan is to deploy a mobile platform for iOS phones and pads for users to take advantage of Tags search, bookmarking, and collaboration tools for the “on-the-go” user; and

In addition to desktop user activities which management feels will increasingly decline over the next two to three years, we intend to focus on monitoring and building on its expected mobile and tablet user population and from their activities, generate a specific advertising.

Intellectual property of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets and liabilities acquired ( Note 3) and will be used in the development of source code to advance the services describd above.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On June 15, 2012, the Company agreed to settle accounts payable debts by issuing 19,000,000 common shares fair valued at $114,000 or $0.006 per share (Note 9).

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 8 – STOCK SPLIT ADJUSTMENT

On July 23, 2012, the Company executed a 5 to 1 forward stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2011. This adjustment did not change total stockholders’ deficit. The original filing was for $52,612 in common stock and $13,811,576 in additional paid in capital. The post-split adjusted balances in this filing are now $263,061 in common stock and $13,601,127 in additional paid in capital, resulting in an effective increase in common stock and increase in additional paid in capital of $264,752, net effect on stockholders’ deficit of $0 as of December 31, 2011.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

(a)  Share Capital
The Company’s capitalization is 333,333,330 common shares with a par value of $0.001 per share.

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

On July 23, 2012, the Company increased the authorized share capital from 66,666,666 shares of common stock to 333,333,330 shares of common stock with the same par value of $0.001 per share. On July 16, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to the 5 for one forward split of the Company’s common shares on July 23, 2012 to effect the 5 for one forward split of the Company’s authorized common shares (Note 8).

All references in these financial statements to number of common shares, price per share and weighted average number of common shares outstanding prior to the 2:1 forward stock split on May 10, 2006, the 2:1 forward split on August 8, 2006, the 3:1 reverse stock split on April 22, 2008 the 2:1 forward split on August 3, 2009, and the 5:1 forward split on July 23, 2012  have been adjusted to reflect these stock splits on a retroactive basis, unless otherwise noted.

(b)   Other issuances
On June 15, 2012, the Company agreed to settle $135,000 of notes and accounts payable debts by issuing 22,500,000 common shares fair valued at $135,000 or $0.006 per share (Notes 7 and 11).

On June 29, 2012, the Company issued 45,378,670 shares of restricted common stock with a value of $272,272 related to the acquisition of Glob Media (Note 3).

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(c)   Share Purchase Warrants
There are no share purchase warrants issued and outstanding as of June 30, 2012.

The Company’s share purchase warrants activity for the period ended June 30, 2012 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	8,950,000	$0.198	0.44
Issued	-	-	-
Expired	(8,950,000)	0.198	-
Exercised	-	-	-

Balance, December 31, 2011	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-

Balance, June 30, 2012	-	$-	-

NOTE 10 – STOCK OPTION PLAN

Effective June 15, 2012, the Board of directors ratified the cancellation of 15,000,000 stock options previously granted under the Company’s Stock Option Plan.

The Company’s stock option activity for the period ended June 30, 2012 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	17,833,330	$0.066	8.21
Granted	-	-	-
Expired - cancelled	(833,330)	0.066	-
Exercised	-	-	-

Balance, December 31, 2011	17,000,000	0.066	7.21
Granted	-	-	-
Expired - cancelled	(15,000,000)	0.066	-
Exercised	-	-	-

Balance, June 30, 2012	2,000,000	$0.066	6.71

All options are exercisable as at June 30, 2012.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2010, a shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.  During the six month period ended June 30, 2012, this shareholder made further advances of $25,500 and the Company issued 3,500,000 common shares valued at $21,000 to settle advances from this shareholder (Note 9). Total accrued interest was $1,469 leaving a total of $20,969 owing to this shareholder (December 31, 2011 - $15,302). This is recorded as loan payable due to related party as of June 30, 2012.

During the six month period ended June 30, 2012, another shareholder made advances of $95,000.  The advances bear interest at 8% per annum and have no specific repayment terms.  Total accrued interest was $649 leaving a total of $95,649 owing to this shareholder at June 30, 2012. This is recorded as loan payable due to related party as of June 30, 2012.

Glob Media received shareholder advances of $12,000 during fiscal 2012 which bear no interest and have no specific repayment terms. This is recorded as loan payable due to related party as of June 30, 2012.

During the period ended December 31, 2011, the Company received an advance of $5,000 from Sono Resources., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment. This has been recorded as due to related parties as of June 30, 2012.

The Company owes $57,830 to a former officer and director of the Company to provide office space and office services for the period ended June 30, 2012 (December 31, 2011 – $44,593).

Management Fees
During the six month period ended June 30, 2012, the Company incurred $54,040 (June 30, 2011 -$53,040) for management fees to officers and directors.  As of June 30, 2012, total amount owing to related parties in accrued and unpaid management fees and expenses was $266,077 (December 31, 2011- $206,742).

NOTE 12 - LOAN PAYABLE

During 2011, the Company received loan proceeds of $175,000 from an unrelated third party pursuant to an unsecured promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $17,941 has been accrued for interest as of June 30, 2012. This note is now due on demand.

During the quarter ended June 30, 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note.  The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $525 has been accrued for interest as of June 30, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Share Exchange Agreement

We were incorporated under the laws of the State of Nevada on October 19, 2004 under the name "Morgan Creek Energy Corp." and since our inception engaged in the business of exploration of oil and gas bearing properties in the United States. Our Board of Directors approved the execution of a share exchange agreement dated effective as of May 14, 2012 as fully executed on May 21, 2012 (the "Share Exchange Agreement"), among us, Glob Media Works Inc., a private company organized under the laws of the State of Washington ("Glob Media") and the shareholders of Glob Media (the "Glob Media Shareholders").  In accordance with the terms and provisions of the Share Exchange Agreement, we acquired approximately 5,317,033 shares of common stock from the Glob Media Shareholders, which represented all of the issued and outstanding shares of Glob Media, in exchange for the issuance by us to the Glob Media Shareholders on a pro rata basis of approximately 45,378,670 shares of our restricted common stock at the rate of $0.03 per share. This resulted in Glob Media becoming our wholly-owned subsidiary. Glob Media is the legal, beneficial and registered owner of certain intellectual property rights for certain software and internet applications (the "Intellectual Property").

Effective June 15, 2012, we and Glob Media and the Glob Media Shareholders, through their attorney-in-fact, approved the execution of an addendum to the Share Exchange Agreement (the "Addendum").  In accordance with the terms and provisions of the Addendum, Section 6.2 of the Share Exchange Agreement was revised to provide for the latest closing date to be changed from June 15, 2012 to June 30, 2012.

Effective June 29, 2012, we completed and consummated the Share Exchange Agreement with Glob Media and each of the Glob Media Shareholders, whereby we acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of 45,378,670 shares of our restricted common stock to the Glob Media Shareholders on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media.

Articles of Merger

On May 29, 2012, we filed with the Nevada Secretary of State Articles of Merger pursuant to which we merged into our wholly-owned subsidiary, TagLikeMe Corp., and the surviving corporation. Thus, our name was changed to "TagLikeMe Corp,." pursuant to the Articles of Merger (the "Name Change"). The Name Change was approved by our Board of Directors pursuant to written consent resolutions dated May 30, 2012. We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets June 15, 2012. Our new CUSIP number is 87378P 105.
.
Therefore, as of the date of this Quarterly Report, our trading symbol is “TAGG”. Our management deemed it appropriate to change our name to TagLikeMe Corp. in furtherance of and to better reflect the nature of our new business operations.

Stock Split

On July 3, 2012, our Board of Directors authorized and approved a stock split of five for one (5:1) of our total issued and outstanding shares of common stock (the “Stock Split”). The Stock Split was effectuated as part of the re-organization mandate and the Share Exchange Agreement. The Board of Directors considered further factors regarding approval of the Stock Split including, but not limited to: (i) further increase our authorized share capital to a sufficient number similar to other industry public offerings, such as our direct competitors; (ii) the closing of the Share Exchange Agreement; (iii) current trading price of our shares of common stock on the OTC Bulletin Board Market and potential to increase the marketability and liquidity of our common stock; (iv) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (v) desire to meet future requirements of a larger share cap as required for market demand and interest by larger shareholder networks to decrease share price volatility; and (vi) desire to meet future requirements regarding per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; therefore.

The Stock Split was effectuated on July 23, 2012 upon filing the appropriate documentation with FINRA. The Stock Split increased our total issued and outstanding shares of common stock from 61,688,126 shares of common stock to 308,440,630 shares of common stock. The common stock will continue to be $0.001 par value. The shareholder record date was July 23, 2012.

As of the date of this Quarterly Report, there are 330,940,630 shares issued and outstanding.

Certificate of Change

On July 16, 2012, we filed with the Nevada Secretary of State a certificate of change to the Articles of Incorporation to increase our authorized capital structure commensurate with the increase of our shares pursuant to the Stock Split. Therefore, as of the date of this Quarterly Report, our authorized capital structure has been increased from 66,666,666 shares of common stock to 333,333,330 shares of common stock, par value of $0.001.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Taglikeme," refers to Taglikeme Corp.

CURRENT BUSINESS OPERATIONS

TagLikeMe

After consummation of the Share Exchange Agreement, we are in the business of connecting online users with others while looking for online information and making it easier for them to collect and share that information. In turn, we create population centers of topic specific audiences that we plan to make available to third party ad publishers and information content providers. We are not a search engine nor do we intend to become one. It’s a hybrid site we call a “Common Information Network” where we leverage the existing search capabilities of major search engines, cross references the search information with real population remarks from major social and wiki networks, while giving our users the capability to collect, publish, share or collaborate their search information with whomever they choose in a public or private manner. As more and more users collect and tag search results, management believes that we will ultimately become a destination where people can look for already filtered and shared web information as well as connect, message and interact with other people searching for the same information as them.

Our planned business model will encompass three fundamental stages of growth:

A.
Population. As the beta product matures from user feedback and ongoing general development, the business will require additional funding to pursue additional marketing and support personnel. Significant cross marketing, ad placement and general awareness campaigns will have to be implemented on a constant basis in order to maintain general awareness and overall activities growth;

B.
Thoroughly position the development of the product toward mobile and portable device style applications. This will require additional resources in development and the overall first phase plan is to deploy a mobile platform for iOS phones and pads for users to take advantage of the Company’s search, bookmarking, and collaboration tools for the “on-the-go” user; and

In addition to desktop user activities which management feels will increasingly decline over the next two to three years, we intend to focus on monitoring and building on its expected mobile and tablet user population and from their activities, generate a specific advertising

Oil and Gas Properties

After consummation of the Share Exchange Agreement, we remain holding title to certain oil and gas properties as previously disclosed; however, all oil and gas properties discussed have been fully impaired.

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

As of the date of this Quarterly Report, we intend to plug and abandon the Boggs #1 well and have accrued $50,000 for related costs. No further work is planned on being conducted and the leases will eventually expire.

New Mexico Prospect

As of the date of this Quarterly Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term expiring in 2013. in consideration for $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

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

On January 15, 2010, we entered into a participation agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. We were to pay 33% of the drilling and completion costs. To December 31, 2009, we had accrued the entire estimated cost of the first well of $475,065, of which $316,690 was paid to us during fiscal year ended December 31, 2009 by the new participants. Also during fiscal year ended December 31, 2009, we received a reduction in the well cost from the operator totaling $189,413, which resulted in amounts payable by the new participants being reduced to $190,530. Of the excess paid during fiscal year ended December 31, 2009 by the new participants, $63,022 remains payable as of June 30, 2010 and has been included in accounts payable and accrued liabilities.

Our management decided to prioritize the exploration drilling program on the North Fork 3D prospect in Beaver County. We completed a multi-component interpretive 3-D survey on approximately 8,500 acres to image the Morrow A and B sands. Management believed that the 3-D interpretive survey identified approximately forty drill ready target locations. On February 1, 2010, we were informed by our operator that it had drilled the Nowlin #1-19 well to a depth of 8,836 feet. After review of the drilling logs, we have determined that oil is not producible in the targeted Morrow A and B sand formations. As of the date of this Quarterly Report, the well has been plugged and abandoned and we have written off our share of the dry hole costs of the well of $230,524.

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

In accordance with the terms and provisions of the Option Agreement: (i) we agreed to issue to Westrock an aggregate of 75,000,000 restricted shares of our common stock by November 30, 2010; (ii) Westrock granted us a period to conduct due diligence to October 31, 2010; and (iii) at closing, Westrock would convey to us the Acquired Properties by assignment and bill of sale and other associated documentation.

We subsequently completed due diligence on the Acquired Properties and issued 75,000,000 restricted common shares to Westrock on October 21, 2010 with an estimated fair value of $3,000,000. Due to current market conditions, management decided to fully impair these properties during fiscal year ended December 31, 2011 and, thus, an impairment charge of $3,000,000 was recorded.

RESULTS OF OPERATION

	Three Months Ended June 30		Six Months Ended June 30		Inception (October 19, 2004) to June 30,
	2012	2011	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	22,200	10,750	22,700	12,000	903,237
Impairment of oil and gas properties (Note 4)	-	-	-	-	6,708,952
Investor relations	-	-	-	-	921,268
Management fees (Note 10)	27,520	26,520	54,040	53,040	3,781,078
Office and general (recovery)	29,836	25,767	51,453	49,758	936,733
Professional fees	9,075	7,026	25,173	20,123	1,091,746

NET OPERATING LOSS:	(88,631)	(70,063)	(153,366)	(134,921)	(14,343,014)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Abandonment expense	(50,000)	-	(50,000)	-	(50,000)
Financing costs	-	-	-	-	(424,660)
Interest expense	(5,430)	(2,159)	(9,302)	(4,619)	(147,531)

TOTAL OTHER EXPENSE	(55,430)	(2,159)	(59,302)	(4,619)	(522,191)

NET LOSS	$(144,061)	$(72,222)	$(212,668)	$(139,540)	$(14,865,205)

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

Six Month Period Ended June 30, 2012 Compared to Six Month Period Ended June 30, 2011

Our net loss for the six month period ended June 30, 2012 was ($212,668) compared to a net loss of ($139,540) during the six month period ended June 30, 2011 (an increase of $73,128). During the six month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the six month period ended June 30, 2012, we incurred general and administrative expenses of $153,366 compared to $134,921 incurred during the six month period ended June 30, 2011 (an increase of $18,445). These general and administrative expenses incurred during the six month period ended June 30, 2012 consisted of: (i) consulting fees of $22,700 (2011: $12,000); (ii) office and general of $51,453 (2011: $49,758); (iii) professional fees of $25,173 (2011: $20,123); and (iv) management fees – related party of $54,040 (2011: $53,040).

General and administrative expenses incurred during the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011 increased primarily due to slightly higher office and general expenses as we increased our scope of business with the acquisition of Glob Media.

Of the $153,366 incurred as general and administrative expenses during the six month period ended June 30, 2012, we incurred management fees of $54,040. As of June 30, 2012, the total amount due and owing in accrued and unpaid management fees and expenses was $36,654.

During the six month period ended June 30, 2012 interest expense incurred was $9,302 (2011: $4,619) and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000 (2011: Nil). Our net loss during the six month period ended June 30, 2012 was ($212,668) or ($0.00) per share compared to a net loss of ($134,540) or ($0.00) per share during the six month period ended June 30, 2011. The weighted average number of shares outstanding was 265,165,690 for the six month period ended June 30, 2012 compared to 263,960 for the six month period ended June 30, 2011.

Three Month Period Ended June 30, 2012 Compared to Three Month Period Ended June 30, 2011

Our net loss for the three month period ended June 30, 2012 was ($144,061) compared to a net loss of ($72,222) during the three month period ended June 30, 2011 (a decrease of $71,839). During the three month periods ended June 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended June 30, 2012, we incurred general and administrative expenses of $88,631 compared to $70,063 incurred during the three month period ended June 30, 2011 (an increase of $18,568). These general and administrative expenses incurred during the three month period ended June 30, 2012 consisted of (i) office and general of $29,836 (2011: $25,767); (ii) professional fees of $9,075 (2011: $7,026); (iii)  consulting fees of $22,200 ( 2011: $10,750) and (iv) management fees – related party of $27,520 (2011: $26,520).

General and administrative expenses incurred during the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011 increased primarily due to higher office and general expenses as we increased our scope of business with the acquisition of Glob Media.

During the three month period ended June 30, 2012 interest expense incurred was $5,430 (2011: $2,159) and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000 (2011: Nil). Our net loss during the three month period ended June 30, 2012 was ($144,061) or ($0.00) per share compared to a net loss of ($72,222) or ($0.00) per share during the three month period ended June 30, 2011. The weighted average number of shares outstanding was 267,269,420 for the three month period ended June 30, 2012 compared to 263,061,960 for the three month period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012

As at June 30, 2012, our current assets were $15,824 and our current liabilities were $957,173, which resulted in a working capital deficiency of ($941,349). As at June 30, 2012, current assets were comprised of: (i) $8,613 in cash; and (ii) $7,211 in prepaid and other assets. As at June 30, 2012, current liabilities were comprised of: (i) 279,430 in accounts payable and accrued liabilities; (ii) $351,243 in due to related parties; (iii) $200,000 in loan payable and (iv) $126,500 in loans payable to related party.

As at June 30, 2012, our total assets were $363,428 comprised of: (i) $15,824 in current assets; (ii) $3,143 in equipment and (iii) $344,461 in intellectual property. The increase of total assets as of June 30, 2012 from December 31, 2011 was primarily due to the increase in intellectual property.

As at June 30, 2012, our total liabilities were $957,173 comprised entirely of current liabilities. The increase in liabilities for the six month period ended June 30, 2012 from fiscal year ended December 31, 2011 was primarily due to an increase in loans payable.

Stockholders’ equity increased from $(778,349) as of December 31, 2011 to stockholders’ equity of $(593,745) as of June 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was ($141,193), consisting primarily of a net loss of ($212,668). Net cash flows used in operating activities was changed by $9,302 in accrued interest, $579 in prepaid and other, $91,790 in due to related parties and $301,96 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the six month period ended June 30, 2012, net cash flows provided by investing activities was $187 for the acquisition of Glob Media net of cash received.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2012, net cash flows provided from financing activities was $145,500 compared to $80,333 for the six month period ended June 30, 2011. Cash flows from financing activities for the six month period ended June 30, 2012 consisted of $120,500 in advances from related parties and $25,000 from loan proceeds.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

We intend to introduce an ad placement model to third party ad publishers as traffic increases and it reaches its bench mark growth of approximately 1.0 million visitors and 5-10% active recurring users on an annualized basis. We expect to focus on significantly increasing user recurring measurements as its mobile applications become available and as its desktop product becomes thoroughly tuned from continuous development. Since we do not rely on registered members to generate its site activities, we primarily refer to our users as visitors whether they are simply conducting search functions or performing more complex interactions within its site. As we generate a measurable benchmark of population activities from desktop and mobile, we expect to form alliances and relationships with national and localized advertising publishers on a “special ad offer” basis. This will result in users being able to receive special promotional offerings on services or products within their local area or receive immediate special promotions specific to user interest based on their bookmarking criteria and collaboration projects with other users.

Remaining within the focus of being an “Open Information Network” managed by its users, we expect to expand our services to value-add a subscription or pay-per-use content service for our users. We are currently exploring relationships with various third party content providers in the areas of academic and other published research material. This would be a value add to users of the product to be able to find and retrieve for a small fee, hard to find research or other online materials in diverse categories.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. We may expect to need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

During 2010, a shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms. During 2011, this shareholder made further advances of $80,000 which bears interest at 8% per annum and has no specific repayment terms. The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011. During the six month period ended June 30, 2012, the shareholder made further advances of $25,500 and the Company issued 3,500,000 common shares valued at $21,000 to settle advances from this shareholder. Total accrued interest was $1,469 leaving a total of $20,969 due and owing to the shareholder as of June 30, 2012.

During the six month period ended June 30, 2012, another shareholder made advances of $95,000 .  The advances bear interest at 8% per annum and have no specific repayment terms.  Total accrued interest was $649 leaving a total of $95,649 owing to this shareholder at June 30, 2012.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $17,941 has accrued as at June 30, 2012. This note is due on demand.

During the six month period ended June 30, 2012, we received loan proceeds of $25,000 from an unrelated third party pursuant to a promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $525 has been accrued for interest as of June 30, 2012.

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

ITEM IV. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2012.

AUDIT COMMITTEE REPORT

The Company previously had an Audit Committee with three appointed members . Two members were “independent” within the meaning of Rule 10A-3 under the Exchange Act and were in addition financial experts. As of the date of this 10-Q and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2012. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

The Audit Committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The Audit Committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) review and appraise the audit efforts of the Company's  independent accountants; (iii) evaluate the Company's quarterly financial performance as well as the Company's compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No report required.

ITEM IA.  RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Exchange Agreement

Effective June 29, 2012, we issued an aggregate of 45,378,670 shares of our restricted common stock to the Glob Media Shareholders at a per share price of $0.006. Our securities issued to the Glob Media Shareholders upon the closing of the Share Exchange Agreement have not been registered under the Securities Act of 1933, as amended, or under the  securities laws of any state in the United States, and were issued in reliance upon an exemption from registration under the Securities Act of 1933. The securities may not be offered or sold in the United States absent registration under the Securities Act of 1933 or an applicable exemption from such registration requirements.

Settlement of Debt

Our Board of Directors, pursuant to unanimous adoption of consent resolutions of the Board of Directors (the "Board of Directors Consent Resolutions") dated effective as of June 15, 2012 (the "Effective Date"), approved and authorized the settlement of an aggregate $135,000 (the "Debt") of an aggregate $204,572 in current indebtedness due and owing to five certain lenders (the "Lenders"). We owed the aggregate $204,572 to the Lenders, which was associated with loan principal, accrued interest and/or services rendered. The Board of Directors authorized the settlement of the Debt by the issuance of an aggregate 22,500,000 shares of our restricted common stock at $0.006 per share effective as of June 15, 2012. Our shares of common stock were previously trading on the OTC Bulletin Board at approximately $0.0054 per share from April 15, 2012 to the Effective Date. The aggregate 22,500,000 shares of restricted common stock were issued to the five Lenders as of the Effective Date.

The settlement of the Debt was made to five non-United States Creditors in reliance on Rule 903 of Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The securities issued in the settlement of the Debt have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. There were no finders' fees or commissions' payable by us upon the successful completion of the settlement of the Debt.

The shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Share Exchange Agreement among Morgan Creek Energy Corp., Glob Media Works Inc. and the shareholders of Glob Media Works Inc. (8)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. nd Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(4) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

(5) Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6) Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

(7)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.

(8)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on June 29, 2012.

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

TAGLIKEME CORP.

Dated: August 20, 2012	By:	/s/ Richard Elliot Square
Richard Elliot Square President and
Chief Executive Officer

Dated: August 20, 2012	By:	/s/ William D. Thomas
William D. Thomas,
Chief Financial Officer