Form 10-Q/A
period 2012-06-30
TagLikeMe Corp.
filed 2012-08-21
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)
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

EXPLANATORY NOTE

The main purpose of this Amendment No. 1 to TagLikeMe Corp.'s. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

One change has been made to Note 8 to the financial statements in the Form 10-Q to amend the impact on changes in share capital and additional paid-in capital after the 5:1 stock split effected in July, 2012.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

NOTE 8 – STOCK SPLIT ADJUSTMENT

On July 23, 2012, the Company executed a 5 to 1 forward stock split, which was retrospectively applied to all financial statements, including the comparative balance sheet as of December 31, 2011. This adjustment did not change total stockholders’ deficit. The original filing was for $52,612 in common stock and $13,811,576 in additional paid in capital. The post-split adjusted balances in this filing are now $263,061 in common stock and $13,601,127 in additional paid in capital, resulting in an effective increase in common stock and decrease  in additional paid in capital of $210,449, net effect on stockholders’ deficit of $0 as of December 31, 2011.

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

TAGLIKEME CORP.

Dated: August 21, 2012	By:	/s/ Richard Elliot Square
Richard Elliot Square President and
Chief Executive Officer

Dated: August 21, 2012	By:	/s/ William D. Thomas
William D. Thomas,
Chief Financial Officer