Form 10-Q
period 2012-09-30
TagLikeMe Corp.
filed 2012-11-19
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No.000-52139

TagLikeMe Corp. (Name of small business issuer in its charter)

Nevada	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Third Floor, 7-8 Conduit Street, Mayfair, London, UK W1S 2XF (Address of principal executive offices)

44-207-290-6919 (Issuer’s telephone number)

Securities registered pursuant to Section 2(b) of the Act:	Name of each exchange on which egistered:
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 28, 2012
Common Stock, $0.001	330,940,630

TAGGLIKEME CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012
(Unaudited)

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$315	$4,119
Prepaid expenses and other	44,661	1,553

TOTAL CURRENT ASSETS	44,976	5,672

Equipment	2,907	-
Intellectual property	344,461	-

TOTAL ASSETS	$392,344	$5,672

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$369,869	$346,384
Due to related parties (Note 11)	450,314	257,637
Loan payable (Note 11)	260,000	175,000
Loan payable - Due to related party (Note 11)	197,586	15,000

TOTAL CURRENT LIABILITIES	1,277,769	794,021

GOING CONCERN (Note 1)

STOCKHOLDERS’ EQUITY (Note 8)
Common stock, 333,333,330 shares authorized with $0.001 par value
Issued and outstanding
330,940,630 common shares (December 31, 2011 – 263,061,960)	330,940	52,612
Additional paid-in capital	13,940,520	13,811,576
Accumulated deficit during exploration stage	(15,156,885)	(14,652,537)

TOTAL STOCKHOLDERS’ EQUITY	(885,425)	(788,349)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$392,344	$5,672

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2012	2011	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	78,525	-	101,225	12,000	981,762
Impairment of oil and gas properties (Note 4)	-	-	-	-	6,708,952
Investor relations	-	-	-	-	921,268
Management fees (Note 11)	7,000	26,520	61,040	79,560	3,788,078
Office and general	136,847	25,382	188,300	75,141	1,073,580
Professional fees	61,849	6,968	87,022	27,091	1,153,595

NET OPERATING LOSS:	(284,221)	(58,870)	(437,587)	(193,792)	(14,627,235)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Abandonment expense	-	-	(50,000)	-	(50,000)
Financing costs	-	-	-	-	(424,660)
Interest expense	(7,459)	(4,111)	(16,761)	(8,729)	(154,990)

TOTAL OTHER EXPENSE	(7,459)	(4,111)	(66,761)	(8,729)	(529,650)

NET LOSS	(291,680)	(62,981)	(504,348)	(202,521)	(15,156,885)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC	330,940,630	263,061,960	287,339,309	263,061,960

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(504,348)	$(202,521)	$(15,156,885)
Adjustments to reconcile net loss to net cash used in operating activities:
- Amortization	236	-	236
- Stock based compensation	-	-	2,430,595
- Impairment of oil and gas properties	-	-	6,708,952
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	16,761	5,969	28,043
- Prepaid expenses and other	(36,871)	10,157	(63,424)
- Due to related parties	188,329	-	713,394
- Accounts payable and accrued liabilities	55,316	106,492	318,327

NET CASH USED IN OPERATING ACTIVITIES	(280,577)	(79,903)	(4,596,102)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	187	-	187

NET CASH FLOWS USED IN INVESTING ACTIVITIES	187	-	(3,356,264)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Loan payable advances	85,000	175,000	260,000
Payments to related parties	-	(159,167)	(1,815,000)
Advances from related parties	191,586	65,000	3,727,086

NET CASH PROVIDED BY FINANCING ACTIVITIES	276,586	80,833	7,952,681

INCREASE IN CASH	(3,804)	930	315

CASH, BEGINNING OF PERIOD	4,119	336	-

CASH, END OF PERIOD	$315	$1,266	$315

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$48,387
Common stock issued for acquisition of Glob Media	$272,272	$-	$272,272
Net liabilities assumed in acquisition of Glob Media	$272,085	$-	$272,085
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts (Note 9)	$135,000	$-	$3,196,997

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of September 30, 2012, the Company has an accumulated deficit of $15,156,885.  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Consolidated Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada.  The Company’s fiscal year end is December 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of September 30, 2012 and December 31, 2011 that exceeded federally insured limits.

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at September 30, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

NOTE 3 – BUSINESS ACQUISITION

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 3 – BUSINESS ACQUISITION (continued)

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

Intellectual property of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed (Note 6).

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (continued)

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was fully impaired as of December 31, 2011.  While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $891,119 was recorded against the well in 2010 and a further impairment charge of $445,560 was recorded against the well in fiscal 2011.  In the nine months ended September 30, 2012, the Company booked an abandonment provision of $50,000 to cover the costs of plugging and abandoning the well.

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

NOTE 5 – EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	September 30, 2012	December 31, 2011

Computer equipment	$3,143	$(236)	$2,907	$-

	$3,143	$(236)	$2,907	$-

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 6 – INTELLECTUAL PROPERTY

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

Intellectual property of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed (Note 3) and will be used in the development of source code to advance the services described above.

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(c)   Share Purchase Warrants
There are no share purchase warrants issued and outstanding as of September 30, 2012.

The Company’s share purchase warrants activity for the period ended September 30, 2012 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	8,950,000	$0.198	0.44
Issued	-	-	-
Expired	(8,950,000)	0.198	-
Exercised	-	-	-

Balance, December 31, 2011	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-

Balance, September 30, 2012	-	$-	-

NOTE 10 – STOCK OPTION PLAN

Effective June 15, 2012, the Board of directors ratified the cancellation of 15,000,000 stock options previously granted under the Company’s Stock Option Plan.  The remaining 2,000,000 stock options awarded to two previous directors also expired unexercised during the period ended September 30, 2012.

The Company’s stock option activity for the period ended September 30, 2012 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	17,833,330	$0.066	8.21
Granted	-	-	-
Expired - cancelled	(833,330)	0.066	-
Exercised	-	-	-

Balance, December 31, 2011	17,000,000	0.066	7.21
Granted	-	-	-
Expired - cancelled	(17,000,000)	0.066	-
Exercised	-	-	-

Balance, September 30, 2012	-	$-	-

All options are exercisable as at September 30, 2012.

TAGLIKEME CORP. (formerly Morgan Creek Energy Corp.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2010, a shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms.  During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.  During the nine month period ended September 30, 2012, this shareholder made further advances of $45,500 and the Company issued 3,500,000 common shares valued at $21,000 to settle advances from this shareholder (Note 9). Total accrued interest was $2,091 leaving a total of $41,591 owing to this shareholder (December 31, 2011 - $15,302).

During the nine month period ended September 30, 2012, another shareholder made advances of $95,000.  The advances bear interest at 8% per annum and have no specific repayment terms.  Total accrued interest was $2,560 leaving a total of $97,560 owing to this shareholder at September 30, 2012.

During the period ended December 31, 2011, the Company received an advance of $5,000 from Sono Resources., a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment.

Glob Media received shareholder advances of $12,000 during fiscal 2012 which bear no interest and have no specific repayment terms.

The Company owes $57,830 to a former officer and director of the Company to provide office space and office services for the period ended September 30, 2012 (December 31, 2011 – $44,593).

Management Fees
During the nine month period ended September 30, 2012, the Company incurred $61,040 (September 30, 2011 - $79,560) for management fees to officers and directors.  As of September 30, 2012, total amount owing to related parties in accrued and unpaid management fees and expenses was $273,616 (December 31, 2011 - $206,742).

NOTE 12 - LOAN PAYABLE

During 2011, the Company received loan proceeds of $175,000 from an unrelated third party pursuant to an unsecured promissory note agreement effective May 15, 2011 and maturing November 15, 2011.  The promissory note bears interest at a rate of 10% per annum of which a total of $21,460 has been accrued for interest as of September 30, 2012. This note is now due on demand.

During the period ended September 30, 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note.  The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $1,027 has been accrued for interest as of September 30, 2012.

During the period ended September 30, 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note.  The promissory note is due on demand and bears interest at a rate of 6% per annum of which a total of $905 has been accrued for interest as of September 30, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Share Exchange Agreement

We were incorporated under the laws of the State of Nevada on October 19, 2004 under the name "Morgan Creek Energy Corp." and since our inception engaged in the business of exploration of oil and gas bearing properties in the United States. Our Board of Directors approved the execution of a share exchange agreement dated effective as of May 14, 2012 as fully executed on May 21, 2012 (the "Share Exchange Agreement"), among us, Glob Media Works Inc., a private company organized under the laws of the State of Washington ("Glob Media") and the shareholders of Glob Media (the "Glob Media Shareholders").  In accordance with the terms and provisions of the Share Exchange Agreement, we acquired approximately 5,317,033 shares of common stock from the Glob Media Shareholders, which represented all of the issued and outstanding shares of Glob Media, in exchange for the issuance by us to the Glob Media Shareholders on a pro rata basis of approximately 45,378,670 shares of our restricted common stock at the rate of $0.006 per share. This resulted in Glob Media becoming our wholly-owned subsidiary. Glob Media is the legal, beneficial and registered owner of certain intellectual property rights for certain software and internet applications (the "Intellectual Property").

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

RESULTS OF OPERATION

	Three Months Ended September 30		Nine Months Ended September 30		Inception (October 19, 2004) to September 30,
	2012	2011	2012	2011	2012

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting fees	78,525	-	101,225	12,000	981,762
Impairment of oil and gas properties (Note 4)	-	-	-	-	6,708,952
Investor relations	-	-	-	-	921,268
Management fees (Note 11)	7,000	26,520	61,040	79,560	3,788,078
Office and general (recovery)	136,847	25,382	188,300	75,141	1,073,580
Professional fees	61,849	6,968	87,022	27,091	1,153,595

NET OPERATING LOSS:	(284,221)	(58,870)	(437,587)	(193,792)	(14,627,235)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Abandonment expense	-	-	(50,000)	-	(50,000)
Financing costs	-	-	-	-	(424,660)
Interest expense	(7,459)	(4,111)	(16,761)	(8,729)	(154,990)

TOTAL OTHER EXPENSE	(7,459)	(4,111)	(66,761)	(8,729)	(529,650)

NET LOSS	$(291,680)	$(62,981)	$(504,348)	$(202,251)	$(15,156,885)

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

Nine Month Period Ended September 30, 2012 Compared to Nine Month Period Ended September 30, 2011

Our net loss for the nine month period ended September 30, 2012 was ($504,348) compared to a net loss of ($202,521) during the nine month period ended September 30, 2011 (an increase of $301,827). During the nine month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the nine month period ended September 30, 2012, we incurred general and administrative expenses of $437,587 compared to $193,792 incurred during the nine month period ended September 30, 2011 (an increase of $243,795. These general and administrative expenses incurred during the nine month period ended September 30, 2012 consisted of: (i) consulting fees of $101,225 (2011: $12,000); (ii) office and general of $188,300 (2011: $75,141); (iii) professional fees of $87,022 (2011: $27,091); and (iv) management fees – related party of $61,040 (2011: $79,560).

General and administrative expenses incurred during the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 increased primarily due to higher consulting fees and office and general expenses as we increased our scope of business with the acquisition of Glob Media.

Of the $437,587 incurred as general and administrative expenses during the nine month period ended September 30, 2012, we incurred management fees of $61,040 As of September 30, 2012, the total amount due and owing in accrued and unpaid management fees and expenses was $273,616.

During the nine month period ended September 30, 2012 interest expense incurred was $16,761 (2011: $8,729) and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000 (2011: Nil). Our net loss during the nine month period ended September 30, 2012 was ($504,348) or ($0.00) per share compared to a net loss of ($202,521) or ($0.00) per share during the nine month period ended September 30, 2011. The weighted average number of shares outstanding was 287,339,309 for the nine month period ended September 30, 2012 compared to 263,061,960 for the nine month period ended September 30, 2011.

Three Month Period Ended September 30, 2012 Compared to Three Month Period Ended September 30, 2011

Our net loss for the three month period ended September 30, 2012 was ($291,680) compared to a net loss of ($62,981) during the three month period ended September 30, 2011 (an increase of $228,699). During the three month periods ended September 30, 2012 and 2011, we did not generate any revenue.

During the three month period ended September 30, 2012, we incurred general and administrative expenses of $284,221 compared to $58,870 incurred during the three month period ended September 30, 2011 (an increase of $225,351). These general and administrative expenses incurred during the three month period ended September 30, 2012 consisted of (i) office and general of $136,847 (2011: $25,382); (ii) professional fees of $61,849 (2011: $6,968); (iii)  consulting fees of $78,525 ( 2011: Nil) and (iv) management fees – related party of $7,000 (2011: $26,520).

General and administrative expenses incurred during the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 increased primarily due to higher consulting fees, professional fees and office and general expenses as we increased our scope of business with the acquisition of Glob Media.

During the three month period ended September 30, 2012 interest expense incurred was $7,459 (2011: $4,111). Our net loss during the three month period ended September 30, 2012 was ($291,680) or ($0.00) per share compared to a net loss of ($62,981) or ($0.00) per share during the three month period ended September 30, 2011. The weighted average number of shares outstanding was 330,940,630 for the three month period ended September 30, 2012 compared to 263,061,960 for the three month period ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2012

As at September 30, 2012, our current assets were $44,976 and our current liabilities were $1,277,769 which resulted in a working capital deficiency of ($1,232,793). As at September 30, 2012, current assets were comprised of: (i) $315 in cash; and (ii) $44,661 in prepaid and other assets. As at September 30, 2012, current liabilities were comprised of: (i) 369,869 in accounts payable and accrued liabilities; (ii) $450,314 in due to related parties; (iii) $260,000 in loan payable and (iv) $197,586 in loans payable to related party.

As at September 30, 2012, our total assets were $392,344 comprised of: (i) $44,976 in current assets; (ii) $2,907 in equipment and (iii) $344,461 in intellectual property. The increase of total assets as of September 30, 2012 from December 31, 2011 was primarily due to the increase in intellectual property.

As at September 30, 2012, our total liabilities were $1,277,769 comprised entirely of current liabilities. The increase in liabilities for the nine month period ended September 30, 2012 from fiscal year ended December 31, 2011 was primarily due to an increase in loans payable.

Stockholders’ equity decreased from $(788,349) as of December 31, 2011 to stockholders’ equity of $(885,425) as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was ($280,577), consisting primarily of a net loss of ($504,348). Net cash flows used in operating activities was changed by $236 for amortization, $16,761 in accrued interest, $(36,871) in prepaid and other, $188,329 in due to related parties and $55,316 in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2012, net cash flows provided by investing activities was $187 for the acquisition of Glob Media net of cash received.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2012, net cash flows provided from financing activities was $276,586 compared to $80,833 for the nine month period ended September 30, 2011. Cash flows from financing activities for the nine month period ended September 30, 2012 consisted of $191,586 in advances from related parties and $85,000 from loan proceeds.

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

The website acquired from Glob Media Works Inc has been revamped and recently TagLikeMe Corp  launched the TagLikeMe App available from the AppStore. Both are receiving significant "hits" and downloads without any marketing.

We are in the process of launching the iPhone v1 App, the iPad v2, a TagNews product followed by Android and Windows 8.

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

MATERIAL COMMITMENTS

During 2010, a shareholder made advances of $94,167 which were due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms. During 2011, this shareholder made further advances of $80,000 which bears interest at 8% per annum and has no specific repayment terms. The balance owing of $159,167 and $5,220 in principal and interest respectively was repaid on May 16, 2011. During the six month period ended June 30, 2012, the shareholder made further advances of $25,500 and the Company issued 3,500,000 common shares valued at $21,000 to settle advances from this shareholder. Total accrued interest was $1,469 leaving a total of $20,969 due and owing to the shareholder as of September 30, 2012.

During the nine month period ended September 30, 2012, another shareholder made advances of $95,000.  The advances bear interest at 8% per annum and have no specific repayment terms.  Total accrued interest was $649 leaving a total of $95,649 owing to this shareholder at September 30, 2012.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $17,941 has accrued as at September 30, 2012. This note is due on demand.

During the nine month period ended September 30, 2012, we received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $1,027 has been accrued for interest as of September 30, 2012.

During the nine month period ended September 30, 2012, we received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 6% per annum of which a total of $905 has been accrued for interest as of September 30, 2012.

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

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Quarterly Report does not include an attestation report of our registered public accounting firm Michael F. Cronin regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2012.

AUDIT COMMITTEE REPORT

The Company previously had an Audit Committee with three appointed members. Two members were “independent” within the meaning of Rule 10A-3 under the Exchange Act and were in addition financial experts. As of the date of this 10-Q and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2012. The Audit Committee operates under a written charter adopted by the Board of Directors on November 20, 2004. The Board of Directors pursuant to a special meeting held on December 18, 2008 adopted an amended audit committee charter and responsibilities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

On November 5, 2012, we formally informed De Joya Griffith, LLC of their dismissal as our independent registered public accounting firm.

The reports of De Joya Griffith, LLC on our financial statements as of and for the year ended December 31, 2011, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except to indicate that there was substantial doubt about our ability to continue as a going concern.

Our Board of Directors participated in and approved the decision to change independent registered public accounting firms.

During our two most recent fiscal years preceding the termination of De Joya Griffith, LLC, and through November 5, 2012, there were no disagreements with De Joya Griffith, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of De Joya Griffith, LLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

De Joya Griffith, LLC has furnished a letter addressed to the SEC stating that it agrees with the above statements.

New independent registered public accounting firm

On November 5, 2012, we engaged Michael F Cronin, as our new independent registered public accounting firm. During the two most recent fiscal years and through November 5, 2012, we have not consulted with Michael F Cronin regarding any of the following:

(a)
The application of accounting principles to a specific transaction, either completed or proposed, or the type of audit of audit opinion that may be rendered on our financial statements, and Michael F Cronin did not provide either a written report or oral advice to us that Michael F Cronin concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or

(b)
The subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K.

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation (1)

3.2	Bylaws (1

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004. (1)

10.2	Share Exchange Agreement among Morgan Creek Energy Corp., Glob Media Works Inc. and the shareholders of Glob Media Works Inc. (8)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010. (7)

14	Code of Business Conduct. (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants. (4)

16.1	Letter from DeJoya Griffith and Company, LLC dated November 8, 2012 to the Securities and Exchange Commission regarding statements included in Form 8-K filed November 13, 2012. (9)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________
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
(5)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.
(6)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.
(7)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.
(8)  Incorporated by reference from Form Current Report on 8-K filed with the Commission on June 29, 2012.
(9)  Incorporated by reference from Form Current Report on 8-K/A filed with the Commission on November 15, 2012.

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

TAGLIKEME CORP.

Dated: November 19, 2012	By:	/s/ Richard Elliot Square
Richard Elliot Square President and
Chief Executive Officer

Dated: November 19, 2012	By:	/s/ Peter Kartsten
Chief Financial Officer