Form 10-K
period 2012-12-31
TagLikeMe Corp.
filed 2013-05-07
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

 COMMISSION FILE NO. 000-52139

 TAGLIKEME CORP.
(Name of small business issuer in its charter)

NEVADA	20-1777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2012: $ 1,449,737.

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

Class Outstanding as of April 30, 2013 Common Stock, $0.001

Outstanding as of April 30, 2013: 330,940,630

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

TAGLIKEME CORP.
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

Available Information

Taglikeme Corp. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov

PART I

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

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 512 S.E. Salmon Street, Portland, Oregon 97214

CURRENT BUSINESS OPERATIONS

TagLikeMe

After consummation of the Share Exchange Agreement, we are in the business of connecting online users with others while looking for online information and make it easier for them to collect and share that information. In turn, the Company creates population centers of topic specific audiences that it plans to make available to third party ad publishers and information content providers. The Company is not a search engine nor does it intend to become one. It’s a hybrid site the Company calls a “Common Information Network” where the Company leverages the existing search capabilities of major search engines, cross references the search information with real population remarks from major social and wiki networks, while giving its users the capability to collect, publish, share or collaborate their search information with whomever they choose in a public or private manner. As more and more users collect and tag search results, management believes that the Company will ultimately become a destination where people can look for already filtered and shared web information as well as connect, message and interact with other people searching for the same information as them.

The Company's planned business model will encompass three fundamental stages of growth:

A.
Population. As the beta product matures from user feedback and ongoing general development, the business will require additional funding to pursue additional marketing and support personnel. Significant cross marketing, advertisement placement and general awareness campaigns will have to be implemented on a constant basis in order to maintain general awareness and overall activities growth;

B.
Thoroughly position the development of the product toward mobile and portable device style applications. This will require additional resources in development and the overall first phase plan is to deploy a mobile platform for iOS phones and ipads (Apple operating system products) and tablets for users to take advantage of the Company' s Tag search, bookmarking, and collaboration tools for the “on-the-go” user. ("Tags" or "metadata" in information systems are non-hierarchical keyword or term assigned to a piece of information such as an Internet bookmark, digital image, or computer file). This kind of metadata helps describe an item and allows it to be found again by browsing or searching. Tags are generally chosen informally and personally by the item's creator or by its viewer, depending on the system.); and

C.
In addition to desktop user activities which management feels will decline over the next two to three years, the Company intends to focus on monitoring and building on its expected mobile and tablet user population, and from their activities, generate a specific advertising or localized product offerings that users can respond to within their immediate location.

Industry - Today's Search Environment

Major search engines such as Google, Yahoo and Bing display approximately 30 billion search pages each day. There are approximately 1.8 billion global internet users that are growing at a rate of almost 30% annually. The primary function of search engines is to deliver mass quantities of information related to a specific topic or key word. The primary business of search engines is to deliver and provide advertising and other business services to mass populations of internet traffic in order to quantify their business model. The average internet user between the ages of 30 to 45 spends approximately 2.5 hours per day, while heavy internet users between the ages of 13 to 29 spend approximately 4.0 hours per day. Of these statistics, approximately 57% of their daily internet use is performing search related functions and remaining time is spent on various social networking and other online interests.

Today, the new phrase of “Web 3.0” is all about sorting, deciphering and making sense of all the information made available to people over the internet. Moreover, the internet has become a vast space of floating information with tens of millions of different destinations that may reflect the same topic.

Where would one start? Search engines are excellent in assembling key topics, words and search results. There are advanced search functions that the typical internet user would not normally find or know how to do. Typically, a person would abandon their search within 5 to 15 minutes but if they are absolutely insistent on finding information relevant to this topic, it could take them several hours without any significant results. So is the lack of finding accurate information a dysfunction of the search engine, or the lack of searching skills of the individual? The Company believes it’s a bit of both. Though the user interface of giant search engines are welcoming and simple to use, to gain complex search results you must understand how to perform advanced queries and instructions are often hidden or outright confusing to the simple user. The majority of common search users don’t clearly know how to articulate their search therefore they are not maximizing the true usefulness of their search engines. The cycle begins.

Today's Social and Other Information Networks

There are over 100+ different social networks with over 1 billion plus members and giant Facebook alone represents over 800 million + of that social interaction space. For business networks and other curate information sites such as Twitter, Linkedin, Plaxo, Digg, Delicious, Quora, Aardvark and over 200 other sites are visited by over 200+ million worldwide users annually.

Social Networks are primarily large pockets of users congregating to interact based on specific interests such as family, friends, dating, shopping, business networking and general socialization. These replicate in much larger masses what real world social circles conduct on a daily basis. Today social networks are the largest online population. These sites cater to two very fundamental real world activities, social communication and human interaction.

Search Sites such as Blekko, Surfcanyon, Carrotsearch, Canoe, and a myriad of other search firms seeking to claim their stake at the increasingly growing numbers of online users have entered the scene. These search or search related sites all offer various feature combinations that eliminate results “clutter” and claim some new or better way of searching, analyzing and acquiring information. However noble, the Company strongly believes that a better engine to search for information is not the solution to the increasing “information overload” problem that plagues the online universe today. Current search engines have spent billions in enhancing a user’s search experience and already perform exceptionally well in gathering, filtering, analyzing and presenting online information to its users.

Product

The Company strongly believes the problem isn’t with the math or means behind search engines, it’s the overabundance of information generated daily by online users and picked up by search engines that makes search itself more challenging regardless of which search engine is used. The online universe continues to become the largest and most crowded information space we know today. Search engines are merely innovating to catch up and the information space is a self-multiplying universe. The more online users, the more users seek and add information exponentially. The more readily and easily technology becomes to share information, the more information becomes available to users regardless of quality. Again, the cycle continues and on a minute by minute basis. As an example according to futurepredictions.com, there will be about 1 billion websites by 2012 and over 4.5 million domain names are created each month or 54 million a year for various uses.

As an information network, TagLikeMe uses location and common interest methods to attract and connect users using their similar interests and by allowing them to communicate directly in real time. The Company does not ask for personal information and use of its personal workspace can be accessed using existing email or social network memberships. The Company does not share its user behaviors and allows users to “opt” out of displaying their location or identity when communicating with other users or posting public tagboards on the Company's site.

Value Proposition

1.	Gathers results from all major search engines, select social networks and provides interactive information analysis to users;

2.	Enables users to connect and communicate openly or discreetly with others while looking for information on the internet; and

3.	Enables users to collect, share, and collaborate on web information from a single destination.

What makes TagLikeMe unique from its competitors is in its proprietary methods, and innovative architectures in combining existing search, online social networks with real person to person networking. Unlike our competitors we do not rely on a registered member base as a means for other users to interact.

We’ve modified very commonly known social features with unique techniques that enable the user to have direct control over their information gathering, sharing and interactive activities. Our methods include behind the scenes semantic functions to display simplified content recommendations on search results from all major search engines including the various social networks that we have included so that our users receive the best possible combination of information from their activities.

Revenue

The Company intends to introduce an advertisement placement model to third party ad publishers as traffic increases and it reaches its bench mark growth of approximately 1.0 million visitors and 5-10% active recurring users on an annualized basis. The Company expects to focus on significantly increasing user recurring measurements as its mobile applications become available and as its desktop product becomes thoroughly tuned from continuous development. Since the Company does not rely on registered members to generate its site activities, the Company primarily refers to its users as visitors whether they are simply conducting search functions or performing more complex interactions within its site. As the Company generates a measurable benchmark of population activities from desktop and mobile, the Company expects to form alliances and relationships with national and localized advertising publishers on a “special ad offer” basis. This will result in users being able to receive special promotional offerings on services or products within their local area or receive immediate special promotions specific to user interest based on their bookmarking criteria and collaboration projects with other users.

Remaining within the focus of being an “Open Information Network” managed by its users, the Company expects to expand its services to value-add a subscription or pay-per-use content service for its users. The Company is currently exploring relationships with various third party content providers in the areas of academic and other published research material. This would be a value add to users of the product to be able to find and retrieve for a small fee, hard to find research or other online materials in diverse categories.

Competition

The open information network market is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large technology companies, such as Google, Yahoo, and Bing, as well as several specialized companies, are developing various products and services. There may be products on the market that do or will compete directly with the products and services that we are seeking to develop. These companies may also compete with us in recruiting qualified personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than we do.

Furthermore, the larger companies may have significantly more experience than we do in developing such products and services. Such competitors may: (i) develop more efficient and effective products and services; (ii) obtain patent protection or intellectual property rights that may limit our ability to commercialize our products or services; or (iii) commercialize products and services earlier than we do. The Company expects technology developments in the open information network industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products or services obsolete or non-competitive, which could materially harm our business and financial condition.

Intellectual Property

As of the date of this Current Report, the Company has not filed patents on any of its proprietary technology developed. The Company may consider filing a patent applications with respect to its system technologies and any novel aspects of its technology to protect its intellectual property. Future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that the Company may own may not provide adequate protection against competitors. Any patent applications that the Company may file in the future may not result in issued patents. Also, patents may not provide the Company with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, the Company may in the future have to prove that it is not infringing the patent rights of others or be required to obtain a license to the patent.

The Company may rely on trade secrets and unpatentable know-how that it seeks to protect, in part, by confidentiality agreements. However, it is possible that parties may breach those agreements, and the Company may not have adequate remedies for any breach. It is also possible that its trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future systems or products, Litigation to protect the

Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of its technical and management personnel, whether or not the Company is successful in such litigation.

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

As of the date of this Annual Report, we intend to plug and abandon the Boggs #1 well and have accrued $50,000 for related costs. No further work is planned on being conducted and the leases will eventually expire.

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

GROSS AND NET PRODUCTIVE GAS WELLS, DEVELOPED ACREAGE

PRODUCTIVE WELLS AND DEVELOPED ACRES

As of the date of this Annual Report, the tables below set forth our leasehold interest in productive and shut-in gas wells, and in developed acres:

PROSPECT	GROSS (1)	NET (2)

New Mexico Prospect	-	-
Oklahoma Prospect	-	-
Total	-	-

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

DEVELOPED ACREAGE TABLE(1)

PROSPECT	GROSS (2)	NET (3)

New Mexico Prospect	-	-
Oklahoma Prospect	-	-
Total	-	-

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

PROPOSED FUTURE BUSINESS OPERATIONS

The Company’s business to date has been to develop product and test the market. It now seems likely that the target markets will be educational and groups of people that collaborate around their respective subject areas. Funding of approximately $300,000 will be required over the next 12 months to complete the commenced product development for said markets, and online marketing to promote the service.

While we retain some oil and gas exploration leases, there are no current plans to conduct any exploration on these leases over the next 12 months and all oil and gas properties have been fully impaired.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company, through Glob Media, has incurred approximately $638,000 on software development and $37,025 on research and development during the past two fiscal years for its products. None of these software development or research or development costs are borne by the customer.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Richard Elliot-Square is our President/Chief Executive Officer and Peter Karsten is our Chief Financial Officer/Treasurer. These individuals are primarily responsible for all of our day-to-day operations. Other services are provided by outsourcing and consultant and special purpose contracts.

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

RISKS RELATED TO OUR BUSINESS

An investment in the shares of common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating the Company and its business before purchasing any shares. The Company's business, operating results, and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that management is currently aware of that the Company is facing. Additional risks not presently known to management may also impair the Company’s business operations. You could lose all or part of your investment due to any of these risks.

Business Risks

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $15,134,271 from October 19, 2004 (inception) to December 31, 2012 and had incurred losses of approximately $481,734 during fiscal year ended December 31, 2012. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. The Company will require approximately $300,000 during the next twelve months of operation to become a revenue generating company.

The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We Have Received a Going Concern Opinion From Our Independent Auditors’ Report Accompanying Our December 31, 2012 and December 31, 2011 Financial Statements.

The independent auditor's report accompanying our December 31, 2012 and 2011 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We are a Developmental Company.

Since inception, the Company's activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties involved in the oil and gas business. Glob Media is an early stage company, recently organized, and may face various challenges confronting such companies, including, for example, limited financial and other resources, inability to penetrate markets and recognize sufficient revenues, and the ability to attain profitability.

Moreover, the Company has a history of operating losses, expects to continue to incur losses, and may never be profitable, and the Company must be considered to be in the developmental stage. Further, in the past, the Company has been dependent on sales of its equity securities and debt financing to meet its cash requirements. The Company has incurred losses totaling approximately $15,134,271 from October 19, 2004 (inception) to December 31, 2012 and incurred losses of approximately $4,278,352 during fiscal year ended December 31, 2011. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to develop the Company's products and services in the open information network industry may be more than management currently anticipates; and (ii) the Company encounters greater costs associated with general and administrative expenses.

The Company's business will depend on a strong brand name, and failing to maintain and enhance its brand name would hurt its ability to expand its base of users, advertisers, and network users.

The brand identity that the Company intends to develop will have significantly contributed to the success of its business. Maintaining and enhancing the “TagLikeMe” brand is critical to expanding its base of users, advertisers and any other partners. The Company believes that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. Its brand name may be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If the Company fails to maintain and enhance the “TagLikeMe” brand name, or if the Company incurs excessive expenses in this effort, its business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing its brand will depend largely on its ability to be a technology leader and continue to provide high-quality search products and services, which the Company may not do successfully.

A variety of new and existing U.S. and foreign laws, if applicable, could subject the Company to claims or otherwise harm its business.

The Company is subject to numerous U.S. laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact its business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on the Company's part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject the Company to significant liabilities and other penalties.

Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims may be threatened and filed against the Company under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by the Company's users, its products and services, or content generated by the Company's users. Moreover, recent amendments to U.S. patent laws became effective in 2012 and may affect the Company's ability to protect its innovations and defend against claims of patent infringement.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, the Company's liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as the Company complies with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact the Company. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The Company faces similar risks and costs as its products and services will be offered in international markets and may be subject to additional regulations.

The Company may in the future be subject to intellectual property or other claims, which are costly to defend, could result in significant damage awards, and could limit the Company's ability to use certain technologies in the future.

Internet, technology, and media companies own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, patent holding companies may seek to monetize patents they have purchased or otherwise obtained. As the Company grows, the intellectual property rights claims, including patent, copyright and trademark infringement lawsuits, against the Company may be filed and may increase as the Company develops new products, services, and technologies. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing the Company from offering certain features, functionalities, products, or services, and may also cause the Company to change its business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for the Company and otherwise harm its business.

In addition, agreements with the Company's potential customers and partners may require the Company to indemnify them for certain intellectual property infringement claims against them, which would increase the Company's costs as a result of defending such claims, and may require that the Company pay significant damages if there were an adverse ruling in any such claims. Furthermore, such customers and partners may discontinue the use of the Company's products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact the Company's business.

Regardless of the merits of the claims, intellectual property claims are often time consuming, expensive to litigate or settle, and cause significant diversion of management attention. To the extent such intellectual property infringement claims are successful, they may have an adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

The Company's intellectual property rights are valuable, and any inability to protect them could reduce the value of the Company's products, services, and brandname.

The Company's trademarks, trade secrets, proprietary programming code and other intellectual property rights are important assets for the Company. Various events outside of the Company's control may pose a threat to its intellectual property rights, as well as to its products, services and technologies. For example, effective intellectual property protection may not be available in every country in which the Company's products and services may be distributed or made available through the internet. Also, the efforts the Company have taken and will take to protect its proprietary rights may not be sufficient or effective.

Although the Company may seek to obtain patent protection for its innovations, it is possible the Company may not be able to protect some of these innovations. Moreover, because of the Company's long-term interests in open source, the Company may not have adequate patent protection for certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite the Company's efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

The Company will also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by its employees, which would cause the Company to lose the competitive advantage resulting from these trade secrets.

The Company also faces risks associated with its trademarks. For example, there is a risk that the word “TagLikeMe” could become commonly used so that it becomes synonymous with the word “expanded search.” If this happens, the Company could lose protection for this trademark, which could result in other people using the word “TagLikeMe” to refer to their own products, thus diminishing the Company's brandname.

Any significant impairment of the Company's intellectual property rights could harm its business and its ability to compete. Also, protecting the Company's intellectual property rights is costly and time consuming. Any increase in the unauthorized use of its intellectual property could make it more expensive to do business and harm the Company's operating results.

The Company may be subject to legal liability associated with providing online services or content.

The Company will host and provide a wide variety of services and products that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims could be threatened and brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which the Company publishes or to which the Company provides links or that may be posted online or generated by the Company or by third parties, including its users. In addition, the Company may in the future be subject to domestic or international actions alleging that certain content the Company generated or third-party content that the Company made available within its services violates laws in domestic and international jurisdictions.

The Company will also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and will offer third-party products, services, or content. The Company may be subject to claims concerning these products, services, or content by virtue of its involvement in marketing, branding, broadcasting, or providing access to them, even if the Company does not itself host, operate, provide, or provide access to these products, services, or content. Defense of any such actions could be costly and involve significant time and attention of the Company's management and other resources, may result in monetary liabilities or penalties, and may require the Company to change its business in an adverse manner.

More people are using devices other than personal computers to access the internet. If users do not widely adopt versions of the Company's web search technology, products, or operating systems developed for these devices, the Company's business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as net books and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices may make the use of the Company's products and services through such devices more difficult and the versions of the Company's products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and the Company's products and services may not work or be viewable on these devices as a result. The Company has limited experience to date in operating versions of its products and services developed or optimized for users of alternative devices or in designing alternative devices. As new devices and new platforms are continually being released, it is difficult to predict the problems the Company may encounter in developing versions of its products and services for use on these alternative devices and the Company may need to devote significant resources to the creation, support, and maintenance of such devices. If the Company is unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to its products and services, or if the Company is slow to develop products and technologies that are more compatible with alternative devices, the Company will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect its business.

Privacy concerns relating to the Company's technology could damage its reputation and deter current and potential users from using its products and services.

Concerns may be expressed about whether the Company's products and services compromise the privacy of users and others. Concerns about the Company's practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage its reputation and operating results. While the Company will strive to comply with all applicable data protection laws and regulations, as well as its own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against the Company by government entities or others, or could cause the Company to lose users and customers, which could potentially have an adverse effect on its business.

In addition, as all of the Company's products and services are and will be web-based, the amount of data the Company stores for its users on its servers (including personal information) will be increasing. Any systems failure or compromise of the Company's security that results in the release of its users’ data could seriously limit the adoption of the Company's products and services, as well as harm its reputation and brandname and, therefore, its business. The Company expects to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm the Company's business is likely to increase as it expands the number of web-based products and services the Company offers and operates in more countries.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that will be inconsistent with the Company's data practices. If so, in addition to the possibility of fines, this could result in an order requiring that the Company changes its data practices, which could have an adverse effect on its business and results of operations. Complying with these various laws could cause the Company to incur substantial costs or require the Company to change its business practices in a manner adverse to its business.

If the Company's security measures are breached, or if its services are subject to attacks that degrade or deny the ability of users to access its products and services, the Company's products and services may be perceived as not being secure, users and customers may curtail or stop using its products and services, and the Company may incur significant legal and financial exposure.

The Company's products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches could expose the Company to a risk of loss of this information, litigation, and potential liability. The Company's security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to its data or its users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to the Company's data or its users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to the Company's reputation, and a loss of confidence in the security of its products and services that could potentially have an adverse effect on its business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the Company's security occurs, the market perception of the effectiveness of its security measures could be harmed and the Company could lose users and customers.

Web spam and content farms could decrease the Company's search quality, which could damage its reputation and deter its current and potential users from using the Company's products and services.

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. Although English-language web spam in the Company's search results will be significantly reduced, and web spam in most other languages is limited, the Company expects web spammers will continue to seek ways to improve their rankings inappropriately. The Company will continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. The Company will also improve its ability to detect hacked websites, a major source of web spam in 2010. The Company will face new challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. We intend to launch several algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase, this could hurt the Company's reputation for delivering relevant information or reduce user traffic to its websites.

The Company's products rely on the services provided by other firms. Changes in the way other companies conduct business may negatively change the Company's business model and the way the Company can potentially generate revenues.

The Company’s developed software products depend upon, and utilize the search engines of other companies. The cost structure and business model of the search engines is under constant review and change as they continue to attract consumers and revenue. As a result, costs and operating procedures relating to the use of these search engines by the Company is also subject to change which made adversely affect and limit potential revenue models of the Company and as well as change the development cycle and relating costs of the Company’s software products themselves. The Company may need to constantly evolve its products and services in conjunction with the unknown actions of associated software and search engine related companies and their evolving business strategies.

The Company's products rely on the achievement of users and traffic to effectively create a platform for a revenue model. Timing to create a revenue model depends on repeat user and site traffic.

The Company’s software and internet search and tagging products attempt to create a more efficient and effective method of assimilating and sharing information collected on the internet. The TagLikeMe user interface and product/service offering must achieve return users and a vast repeat usage following in order to gain business momentum capable of supporting a revenue platform at a future point in time. It is unknown how long it may take to create an internet site with a growing user base to support revenue generation techniques. As such, timing to potential profitability may not be determinable and is ultimately dependent on site function, ease of use, value to the consumer, and other dynamics.

Interruption or failure of the Company's information technology and communications systems could hurt its ability to effectively provide the Company's products and services, which could damage its reputation and harm its operating results.

The availability of the Company's products and services depends on the continuing operation of its information technology and communications systems. The Company's systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of the Company's data centers may be located in areas with a high risk of major earthquakes. The Company's data centers may also be subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of the Company's systems are not fully redundant, and the Company's disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility the Company is using without adequate notice for financial reasons, or other unanticipated problems at its data centers could result in lengthy interruptions in its service. In addition, the Company's products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in the Company's products and services, or damage to or failure of its systems, could result in interruptions in its services, which could reduce its revenues and profits, and damage its brandname.

The Company relies on highly skilled personnel and, if the Company is unable to retain or motivate key personnel, hire qualified personnel, or maintain its corporate culture, the Company may not be able to grow effectively.

The Company's performance largely depends on the talents and efforts of highly skilled individuals. The Company's future success depends on its continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of its organization. Competition in the Company's industry for qualified employees is intense, and certain of its competitors will direct-target its employees. In addition, the Company's proposed compensation arrangements, such as its equity award programs, may not always be successful in attracting new employees and skilled contactors and retaining and motivating existing employees/contractors. The Company's continued ability to compete effectively depends on its ability to attract new employees and to retain and motivate its existing employees. In addition, the Company's corporate culture will foster innovation, creativity, and teamwork. As the Company's organization grows, and the Company is required to implement more complex organizational management structures, the Company may find it increasingly difficult to maintain the beneficial aspects of its corporate culture. This could negatively impact its future success.

The Company's business depends on continued and unimpeded access to the internet by the Company and its users. Internet access providers may be able to block, degrade, or charge for access to certain of the Company's products and services, which could lead to additional expenses and the loss of users and advertisers.

The Company's products and services depend on the ability of its users to access the internet, and certain of its products require significant bandwidth to work effectively. This access will be provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers may take measures that could degrade, disrupt, or increase the cost of user access to certain of the Company's products by restricting or prohibiting the use of their infrastructure to support or facilitate the Company's offerings, or by charging increased fees to the Company or its users to provide its offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair the Company's ability to attract new users and advertisers, thereby harming its revenues and growth.

New technologies could block the Company's ads, which would harm our business.

Technologies have been developed that could block the display of the Company's advertisements and that provide tools to users to opt out of its advertising products. Most of the Company's revenues will be derived from fees paid to the Company by advertisers in connection with the display of ads on web pages for the Company's users. As a result, such technologies and tools could adversely affect the Company's operating results.

The Company's operating results may fluctuate, which will make its results difficult to predict and could cause the Company's results to fall short of expectations.

The Company's operating results may fluctuate as a result of a number of factors, many outside of its control. As a result, comparing the Company's operating results on a period-to-period basis may not be meaningful in the future, and you should not rely on the Company's results as an indication of future performance. The Company's quarterly and annual expenses as a percentage of its revenues may differ significantly in the future. The Company's operating results in future quarters may fall below expectations. Any of these events could cause the Company's stock price to fall. Each of the risk factors listed in this section and the following factors may affect the Company's operating results:

•	The Company's ability to continue to attract users to its websites and satisfy existing users on its websites.

•	The Company's ability to monetize (or generate revenues from) traffic on its websites and network websites.

•	The Company's ability to attract advertisers to its program, and its ability to attract websites to its advertising program.

•	The generation of revenue on the Company's network websites and its own website.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and the Company's ability to manage the resulting risk through foreign exchange risk management.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of the Company's businesses, operations, and infrastructure.

•	The Company's focus on long-term goals over short-term results.

•	The results of the Company's investments in risky projects, including new business strategies and new products, services, and technologies.

•	The Company's ability to keep its websites operational at a reasonable cost and without service interruptions.

•	The Company's ability to generate significant revenues from other services in which the Company may invest considerable time and resources

Risks Related to the Company's Common Stock

Sales of a Substantial Number of Shares of Common Stock Into the Public Market by Certain Stockholders May Result in Significant Downward Pressure on the Price of the Company's Common Stock and Could Affect Your Ability to Realize the Current Trading Price of the Company's Common Stock.

Sales of a substantial number of shares of the Company's common stock in the public market by certain stockholders could cause a reduction in the market price of its common stock. As of the date of this Current Report, the Company has 330,940,630 shares of common stock issued and outstanding. Of the total number of shares of common stock issued and outstanding, certain stockholders are able to resell shares pursuant to the Registration Statement declared effective on February 14, 2006.

As of the date of this Current Report, there are 88,817,840 outstanding shares of common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Will Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

As of the date of this Current Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our development efforts; (ii) failure to meet our revenue or profit goals or operating budgets; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to the Company's Existing Stockholders.

The Company's Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance may also cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such possible dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

The Company's Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

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

The Company’s Sole Officer and Director is Outside the United States With the Result That it May Be Difficult for Investors to Enforce Within the United States Any Judgments Obtained Against the Company or Its Director or Officer.

The Company's sole officer and director is a national and/or resident of a country other than the United States, and all or a substantial portion of such person's assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on the Company's director or officer, or enforce within the United States or Canada any judgments obtained against the Company or its officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock, which authorized capital was increased simultaneously in accordance with the Forward Stock Split effective July 18, 2012. Common stock is our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

ITEM 2. PROPERTIES

We lease our principal office space located at Third Floor, 7-8 Conduit Street, Mayfair, London, UK W1S 2XF. The office costs us approximately $600 monthly. The office and services related thereto are on a month to month basis.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Quarter Ended	High Bid	Low Bid
December 31, 2012	$0.44	$0.04
September 30, 2012	$0.47	$0.03
June 30, 2012	$0.05	$0.01
March 31, 2012	$0.01	$0.01
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.03	$0.02
June 30, 2011	$0.03	$0.02
March 31,2011	$0.04	$0.02

As of April 3, 2013, we had 27 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	-0-	$0.066	50,000,000
Equity Compensation Plans Not Approved by Security Holders Warrants	-	-	-
Total	-0-

2006 Stock Option Plan

On April 3, 2006, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 16,666,670 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008, the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 25,000,000 shares. On August 3, 2009, we effected the Forwad Stock Split, which increased the number of shares issuable under the Stock Option Plan from 25,000,000 shares to 50,000,000 shares.

The purpose of the 2006 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2006 Plan is to be administered by our Board of Directors or a committee appointed by and consisting of one or more members of the Board of Directors, which shall determine (i) the persons to be granted Stock Options under the 2006 Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period up to ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2006 Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of Common Stock of the Company, not to exceed 25,000,000 shares as at the date of adoption by the Board of Directors of the 2006 Plan (as increased to 50,000,000 shares in accordance with the Forward Stock Split). At the time a Stock Option is granted under the 2006 Plan, the Board of Directors shall fix and determine the exercise price at which shares of our common stock may be acquired.

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

Grant of Stock Options During Fiscal Years Ended December 31, 2008 and December 31, 2009

We had adopted the Stock Option Plan pursuant to which there was an aggregate of 25,000,000 shares available for issuance under the Stock Option Plan, reduced to 16,666,670 shares in accordance with a reverse stock split effective April 22, 2008, and subsequently increased to 25,000,000 shares by Board of Director approval and resolution on April 28, 2008. On December 12, 2006 our Board of Directors authorized the grant of an aggregate 6,166,680 Stock Options under the Stock Option Plan to certain officers, directors and consultants, at an exercise price of $0.33 per share expiring on December 12, 2016, taking into effect the reverse stock split (collectively, the “2006 Stock Options”), On April 30, 2008, our Board of Directors authorized the grant of an aggregate 12,500,000 Stock Options under the Stock Option Plan to certain officers, directors and consultants, at an exercise price of $0.10 per share expiring on April 30, 2018 (collectively, the “2008 Stock Options”).

On July 14, 2009, our Board of Directors approved the cancellation of certain of the 2006 Stock Options and the 2008 Stock Options, which aggregated 17,833,350 Stock Options thus leaving a balance of 833,330 Stock Options. Effective July 14, 2009, our Board of Directors then approved the re-issuance of 15,000,000 Stock Options (the “2009 Stock Options”) to certain of our officers, directors and consultants at an exercise price of $0.05 for a period of ten years.

On September 1, 2009, our Board of Directors approved the further grant of 1,000,000 stock options to one of our directors exercisable at $0.078 for a period of ten years;

On December 8, 2009, our Board of Directors approved the further grant of 1,000,000 Stock Options to one of our directors exercisable at $0.116 per share for a period of ten years.

During fiscal year ended December 31, 2011, an aggregate 833,330 Stock Options expired.

Effective June 15, 2012, the Board of directors ratified the cancellation of 15,000,000 stock options previously granted under the Company’s Stock Option Plan.

Thus, as of the date of this Annual Report, an aggregate 2,000,000 Stock Options are outstanding.

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

Common Stock Purchase Warrants

During fiscal year ended December 31, 2009, we issued 18,000,000 warrants and an aggregate of 12,240,000 warrants expired. The 18,000,000 warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in a private placement by us during fiscal year 2009 at an exercise price of $0.05 per share exercisable for a period of twelve months from the date of share issuance, which expiration date is July 20, 2010. This left a balance of 18,000,000 warrants as of December 31, 2009.

During fiscal year ended December 31, 2010, we issued a further 8,950,000 Warrants and an aggregate 18,000,000 warrants expired. The 8,950,000 warrants to purchase shares of common stock underlying the warrants were issued in a private placement by us during fiscal year 2010 at an exercise price of $0.10 per share exercisable for a period of twelve months from the date of share issuance which expiration date is June 11, 2011. This left a balance of 8,950,000 warrants as of December 31, 2010.

During fiscal year ended December 31, 2011, an aggregate 8,950,000 warrants expired. Thus, as of the date of this Annual Report, there are no warrants issued and outstanding (the “Warrants”).

RECENT SALES OF UNREGISTERED SECURITIES

On June 15, 2012, the Company agreed to settle $135,000 of notes and accounts payable debts by issuing 22,500,000 common shares fair valued at $135,000 or $0.006 per share.

On June 29, 2012, the Company issued 45,378,670 shares of restricted common stock with a value of $272,272 related to the acquisition of Glob Media.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - SPECIAL MEETING OF SHAREHOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with our financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” contained elsewhere herein. The selected income statement data for fiscal years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements which are included elsewhere herein.

	Fiscal Years Ended December 31, 2012 and 2011		For the Period from inception (October 19, 2004) to December 31, 2012
STATEMENT OF OPERATIONS DATA
General and Administrative Expenses
Investor relations expenses	$-	$-	$921,268
Consulting expenses	143,675	12,000	1,021,512
Management fees – related party	101,041	106,080	1,397,484
Management fees – stock based compensation	-	-	2,430,595
Impairment of oil and gas properties	-	3,987,206	6,708,952
Office and general	275,794	84,990	1,161,074
Professional fees	103,368	74,333	1,169,941
Net Operating Loss	$(623,878)	$(4,264,609)	$(14,813,526)
Other Income (Expenses)
Gain on expired option	-	-	100,000
Financing costs	-	-	(424,660)
Abandonment expense	(50,000)	-	(50,000)
Gain on forgiveness of debt	229,423	-	229,423
Interest expense	(37,279)	(13,743)	(175,508)
Total Other Income (Expenses)	142,144	(13,743)	(320,745)
Net Loss	$(481,734)	$(4,278,352)	$(15,134,271)

BALANCE SHEET DATA
Total Assets	$357,807	$5,672
Total Liabilities	1,220,618	794,021
Stockholders’ Equity (deficit)	$(862,811)	$(788,349)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2012, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We a development stage company and have not generated any revenue to date. The above table sets forth selected financial information for the periods indicated. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION
Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

For the years ended December 31, 2012 and 2011, the Company reported $623,878 and $4,264,609, respectively, for general and administrative expense, a decrease of $3,640,731, or 85%. This decrease is primarily attributable to a decrease in impairment charges of $3,987,206 (there were no impairment charges in 2011), partially offset by an increase of $13,675, an increase of $190,804, and an increase of $29,035 in consulting fees, office and general expenses, and professional fees, respectively. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting cost.

For the year ended December 31, 2012, we reported other income of $142,144, compared to other expenses of $13,743 reported for the year ended December 31, 2011, an increase of in other income of $155,887.  This increase in other income resulted from a $229,423 gain on forgiveness of debt, partially offset by abandonment expense of $50,000 and a $23,536 increase in interest expense.  The forgiveness of debt of $229.423 represented an amount due to a former officer and director of the Company.

As a result of the above, the Company reported a net loss of $481,733 ($0.00 per share), for the year ended December 31, 2012, a decrease of $3,799,619, or 89%, from the $4,278,352 ($0.02 per share), net loss reported for the year ended December 31, 2011.  For the years ended December 31, 2012 and 2011, the Company reported weighted average number of share outstanding of 298,515,200 and 263,061,690, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Fiscal Year Ended December 31, 2012

As at fiscal year ended December 31, 2012, our current assets were $7,599 and our current liabilities were $1,220,618, which resulted in a working capital deficit of $1,213,019. As at fiscal year ended December 31, 2012, current assets were comprised of: (i) $7,575 in cash; and (ii) $24 in prepaid expense. As at fiscal year ended December 31, 2012, current liabilities were comprised of: (i) $455,001 in accounts payable and accrued liabilities; (ii) $9,518 in amounts due to related parties; and (iii) $756,100 in loans payable.

As at December 31, 2012, our total assets were $357,807 comprised of (i) current assets of $7,599; (ii) equipment of $2,906; and (iii) goodwill of $347,302. The increase in total assets during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to the increase in goodwill related to the acquisition of Glob Media Inc.

At December 31, 2012, our total liabilities were $1,220,618 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2012 from fiscal year ended December 31, 2011 was primarily due to an increase in loans payable.

Stockholders’ Equity/Deficit decreased from a deficit of ($788,349) for fiscal year ended December 31, 2011 to Stockholders’ deficit of ($862,811) for fiscal year ended December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flows used in operating activities was ($520,428), consisting primarily of a net loss of ($481,734). Net cash flows used in operating activities was adjusted by $236 for amortization, ($229,423) for forgiveness of debt and 50,000 for abandonment expenses. Net cash flows used in operating activities was further changed by an increase of $37,279 in accrued interest, $7,766 in decreased prepaid expenses, an decrease of $343,264 in accounts payable and accrued liabilities and a decrease of ($247,816) in due to related parties. For fiscal year ended December 31, 2011, net cash flows used in operating activities was ($92,050), consisting primarily of a net loss of ($4,278,352). Net cash flows used in operating activities was adjusted by $3,987,206 in impairment of oil and gas properties. Net cash flows used in operating activities was further changed by an increase of $8,522 in accrued interest, a decrease of ($102,885) in accounts payable and accrued liabilities, an increase of $257,637 in due to related parties and a decrease of $35,822 in prepaid expenses and deposits.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2012, net cash flows from in investing activities was ($2,654) consisting of ($2,841) in goodwill and $187 in the acquisition of Glob Media, net of cash received. For fiscal year ended December 31, 2011, net cash flows from investing activities was $-0-.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2012, net cash flows provided from financing activities was $526,538 compared to $95,833 for fiscal year ended December 31, 2011. Cash flows from financing activities for fiscal year ended December 31, 2012 consisted of $526,538 in loans payable. Cash flows from financing activities for fiscal year ended December 31, 2011 was $95,833 consisting of $375,000 in loans payable and $80,000 in advances from related parties which was offset by ($159,167) in payments to related parties.

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

MATERIAL COMMITMENTS

During 2011, a shareholder advanced the Company $80,000, at 8% per annum, due on demand. A total of $65,000 of this advance was repaid in 2011, leaving a balance of $15,000 at December 31, 2011.  In addition to this repayment, the Company also repaid this shareholder $94,167 plus accrued interest for advances made in 2010.

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement.  The promissory note is due on demand and bears interest at 10% per annum.  Total accrued interest was $8,690, leaving a total of $253,690, principal and interest, due against this loan at December 30, 2012.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $28,479 has accrued for interest as of December 31, 2012. This note is due on demand.

During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $1,913 has been accrued for interest as of December 31, 2012.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $2,643 has been accrued for interest as of December 31, 2012.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $986 has been accrued for interest as of December 31, 2012.

During 2012, the Company received loan proceeds of $39,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $3,530 leaving a total of $43,030 due against this promissory note at December 31, 2012.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $2,319 leaving a total of $53,184 owing on this promissory note at December 31, 2012.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 4, 2012.	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL 5, 2013.	F-2

BALANCE SHEETS AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011.	F-3

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-5

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-7

NOTES TO FINANCIAL STATEMENTS.	F-8

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TagLikeMe Corp

I have audited the accompanying balance sheets of TagLikeMe Corp as of December 31, 2012 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of the Company as of December 31, 2011, were audited by other auditors whose report dated April 5, 2012, expressed an unqualified opinion on these statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TagLikeMe Corp as of December 31, 2012 and the results of its operations and its cash flows for the year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
May 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Morgan Creek Energy Corp.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 8 relating to the forward stock split, the accompanying consolidated balance sheet of TAGLIKEME CORP. (formerly Morgan Creek Energy, Corp.) (the “Company”) (An Exploration Stage Company) as of December 31, 2011 and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2011 (the 2011 financial statements before the effects of the adjustments discussed in Note 8 are not presented therein) and for the period from inception (October 19, 2004) to December 31, 2011 (the 2011 financial statements before the effects of the adjustments discussed in Note 8 are not presented therein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, before the effects of the adjustments to retrospectively apply the effect of the forward stock split described in Note 8, present fairly, in all material respects, the financial position of the Company as of December 31, 2011,  and the results of its operations and its cash flows for the year then ended and from inception (October 19, 2004) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith, LLC

/s/ De Joya Griffith, LLC
Henderson, NV
April 5, 2012

Corporate Headquarters:
De Joya Griffith, LLC
2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$7,575	$4,119
Prepaid expenses and other	24	1,553

TOTAL CURRENT ASSETS	7,599	5,672

Equipment	2,906	-
Goodwill	347,302	-

TOTAL ASSETS	$357,807	$5,672

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$455,001	$346,384
Due to related parties (Note 11)	9,518	272,637
Loans payable (Note 12)	756,100	175,000

TOTAL CURRENT LIABILITIES	1,220,618	794,021

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT (Notes 8 and 9)
Common stock, $0.001 par value; 1,000,000,000 shares authorized
330,940,630 and 263,061,960 issued and outstanding at
December 31, 2012 and 2011, respectively	330,940	263,060
Additional paid-in capital	13,940,520	13,601,128
Accumulated deficit during development stage	(15,134,271)	(14,652,537)

TOTAL STOCKHOLDERS’ DEFICIT	(862,811)	(788,349)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$357,807	$5,672

The accompanying notes are an integral part of these financial statements.

TAGLIKME CORP.
(FORMERLY Morgan Creek Energy Corp)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year ended December 31, 2012	Year ended December 31, 2011	Inception (October 19, 2004) to December 31, 2012

GENERAL AND ADMINISTRATIVE EXPENSES

Investor relations	$-	$-	$921,268
Consulting fees	143,675	12,000	1,024,212
Management fees – related party	101,041	106,080	1,397,484
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties (Note 4)	-	3,987,206	6,708,952
Office and general	275,794	84,990	1,161,074
Professional fees	103,368	74,333	1,169,941

NET OPERATING LOSS	(623,878)	(4,264,609)	(14,813,526)

OTHER INCOME (EXPENSES)
Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Gain on forgiveness of debt ( Note 11)	229,423	-	229,423
Abandonment expense	(50,000)	-	(50,000)
Interest expense	(37,279)	(13,743)	(175,508)

TOTAL OTHER INCOME (EXPENSES)	142,144	(13,743)	(320,745)

NET LOSS FOR THE YEAR	$(481,734)	$(4,278,352)	$(15,134,271)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	298,515,200	263,061,960

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(FORMERLY Morgan Creek Energy Corp)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012

	Common Stock		Additional	Private	Deficit Accumulated	Total
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	Development Stage	Stockholders’ Equity
Balance, October 19, 2004	-	$-	$-	$-	$-	$-
Common stock issued for oil and gas property at $0.0075 per share – November 19, 2004	80,000,000	80,000	520,000	-	-	600,000
Capital distribution to founding share holder on acquisition of oil and gas property (Note 4)	-	-	(600,000)	-	-	(600,000)
Common stock issued for cash at $0.0075 per share – November 26, 2004 and December 15, 2004	45,833,330	45,833	297,917	-	-	343,750
Common stock issued for cash at $0.0375 per share – December 15, 2004	8,802,670	8,802	321,298	-	-	330,100
Net loss for the period	-	-	-	-	(23,729)	(23,729)
Balance, December 31, 2004	134,636,000	134,635	539,215	-	(23,729)	650,121
Common stock issued for cash at $0.0375 per share – March 9, 2005	933,330	933	34,067	-	-	35,000
Net loss for the year	-	-	-	-	(204,026)	(204,026)
Balance, December 31, 2005	135,569,330	135,568	573,282	-	(227,755)	481,095
Common stock issued for cash at $0.45 per share – October 16, 2006	3,147,020	3,147	1,413,011	-	-	1,416,158
Common stock issued for oil and gas property at $0.525 per share – October 17, 2006 (Note 4)	666,670	667	349,333	-	-	350,000
Stock-based compensation	-	-	1,527,170	-	-	1,527,170
Restricted common shares cancelled – December 19, 2006	(40,000,000)	(40,000)	40,000	-	-	-
Net loss for the year	-	-	-	-	(3,918,002)	(3,918,002)
Balance, December 31, 2006	99,383,020	99,382	3,902,796	-	(4,145,757)	(143,579)
Net loss for the year	-	-	-	-	(817,021)	(817,021)
Balance, December 31, 2007	99,383,020	99,382	3,902,796	-	(4,962,778)	(960,600)
Shares for debt at $0.0075 per share – February 13, 2008	25,253,560	25,253	1,868,765	-	-	1,894,018
Shares for debt at $0.063 per share – March 24, 2008	15,285,380	15,285	947,695	-	-	962,980
Common stock issued for cash at $0.0075 per share – July 3, 2008 and October 23, 2008, net of finder’s fees	12,240,000	12,240	884,847	-	-	897,087
Stock based compensation – options	-	-	436,955	-	-	436,955
Net loss for the year	-	-	-	-	(2,021,930)	(2,021,930)
Balance, December 31, 2008	152,161,960	$152,160	$8,041,058	$-	$(6,984,708)	$1,208,510

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012

	Common Stock		Additional	Private	Deficit Accumulated	Total
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	Development Stage	Stockholders’ Equity
Balance forward, December 31, 2008	152,161,960	$152,160	$8,041,058	$-	$(6,984,708)	$1,208,510
Shares for debt at $0.0025 per share – July 20, 2009	8,200,000	8,200	196,800	-	-	205,000
Common stock issued for cash at $0.0025 per share – September 30, 2009, net of finder’s fees	9,800,000	9,800	231,700	-	-	241,500
Stock based compensation – options	-	-	466,470	-	-	466,470
Subscription proceeds received (Note 9)	-	-	-	1,468,000	-	1,468,000
Net loss for the year	-	-	-	-	(1,860,595)	(1,860,595)
Balance, December 31, 2009	170,161,960	170,160	8,936,028	1,468,000	(8,845,303)	1,728,885
Common stock issued for cash at $0.10 per share – June 11, 2010, net of $7,000 finder’s fees	17,400,000	17,400	1,715,600	(1,468,000)	-	265,000
Common stock issued for cash at $0.05 per share: – June 11, 2010	500,000	500	24,500	-	-	25,000
Common stock issued for property at $0.04 per share: – October 21, 2010	75,000,000	75,000	2,925,000	-	-	3,000,000
Net loss for the year	-	-	-	-	(1,528,882)	(1,528,882)
Balance December 31,2010	263,061,960	263,060	13,601,128	-	(10,374,185)	3,490,003
Net loss for the year	-	-	-	-	(4,278,352)	(4,278,352)
Balance December 31, 2011	263,061,960	263,060	13,601,128	-	(14,652,537)	(788,349)
Common stock issued at $0.006 per share to settle debt of $135,000 – June 15, 2012 ( Notes 7 and 11)	22,500,000	22,500	112,500	-	-	135,000
Common stock issued at $0.006 per share to acquire Glob Media – June 29, 2012 ( Note 3)	45,378,670	45,380	226,892	-	-	272,272
Net Loss for the year	-	-	-	-	(481,734)	(481,734)
Balance, December 31, 2012	330,940,630	$330,940	$13,940,520	$-	$(15,134,271)	$(862,811)

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2012	Year ended December 31, 2011	Inception (October 19, 2004) to December 31, 2012
	(Audited)	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(481,734)	$(4,278,352)	$(15,134,271)
Adjustments to reconcile net loss to net cash used in operating activities:
-Amortization	236	-	236
- Stock based compensation	-	-	2,430,595
-Write off of management fees	(229,423)	-	(229,423)
-Abandonment expense	50,000	-	50,000
- Impairment of oil and gas properties	-	3,987,206	6,708,952
- Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
- Interest accrued	37,279	8,522	48,561
- Prepaid expenses and deposits	7,766	35,822	(18,786)
- Due to related parties accrued	(247,816)	257,637	277,249
- Accounts payable and accrued liabilities	343,264	(102,885)	606,274
NET CASH USED IN OPERATING ACTIVITIES	(520,428)	(92,050)	(4,835,953)
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures and deposits	-	-	(3,610,003)
Goodwill	(2,841)	-	(2,841)
Acquisition of Glob Media, net of cash received	187	-	187
Proceeds from sale of partial equity interest in oil and gas property, net	-	-	253,552
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(2,654)	-	(3,359,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling Advances	-	-	759,000
Loan payable advances	526,538	175,000	701,538
Payments to related parties	-	(159,167)	(1,815,000)
Advances from related parties	-	80,000	3,535,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	526,538	95,833	8,202,633
INCREASE (DECREASE) IN CASH	3,456	3,783	7,575
CASH, BEGINNING OF PERIOD	4,119	336	-
CASH, END OF PERIOD	$7,575	$4,119	$7,575
SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$5,220	$48,387
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Common stock issued for settlement of debts	$135,000	$-	$3,196,997
Common stock issued for acquisition of Glob Media	$272,272	$-	$272,272
Forgiveness of debt	$229,423	$-	$229,423
Net liabilities assumed in acquisition of Glob Media	$272,085	$-	$272,085

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Effective June 29, 2012, the Company completed and consummated a share exchange agreement dated May 14, 2012, as fully executed on May 24, 2012 (the "Share Exchange Agreement") with Glob Media Works Inc., a company incorporated under the laws of the State of Washington ("Glob Media"), and each of the shareholders of Glob Media (collectively the "Glob Media Shareholders"), whereby the Corporation has acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of 45,378,670 shares of its restricted common stock to the Glob Media Shareholders on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media (Note 3). Glob Media owns intellectual property rights to its internet cloud based software application related to online search and social media developed by Glob Media. As a result of the closing of the Share Exchange Agreement, Glob Media has become the Company's direct wholly-owned subsidiary.

Effective July 18, 2012, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock (Note 8). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

Going concern
The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of December 31, 2012, the Company has an accumulated deficit of $15,091,584. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on October 19, 2004 in the State of Nevada. The Company’s fiscal year end is December 31.

Basis of presentation
These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Glob Media Works Inc., from the date of acquisition on June 29, 2012. All significant inter-company transactions and account balances have been eliminated upon consolidation.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment
Equipment is recorded at cost and is depreciated over their estimated useful lives using the declining balance method at the following annual rates:

Computer equipment	30%

Goodwill
Costs of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and assessed annually for impairment.  If considered impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

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

Cash and cash equivalents
For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and December 31, 2011 that exceeded federally insured limits.

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
DECEMBER 31, 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2012, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Stock-based compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation,” under this method, compensation cost recognized for the year ended May 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to May 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

Recently issued accounting pronouncements
In July 2012, FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other”. This update presents an entity with the option to first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, “Intangibles – Goodwill and Other – General Intangibles Other than Goodwill”. The more-likely-than-not threshold is defined as having a likelihood of more than fifty percent. ASU No. 2012-02 will be effective for annual and impairment tests performed for fiscal years beginning after 15 September 2012, with early adoption permitted. The Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – BUSINESS ACQUISITION

Effective June 29, 2012, the Company completed and consummated a share exchange agreement dated May 14, 2012, as fully executed on May 24, 2012 (the "Share Exchange Agreement") with Glob Media, a company incorporated under the laws of the State of Washington, and each of the shareholders of Glob Media (collectively the "Glob Media Shareholders"), whereby the Company has acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of 45,378,670 shares of its restricted common stock to the Glob Media Shareholders valued at $272,272 (Note 9) on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media (Note A). Glob Media owns intellectual property rights to its internet cloud based software application related to online search and social media developed by Glob Media.

The purchase price allocation has been determined as follows:

Purchase price	$272,272
Allocated to:
Current assets acquired	(6,424)
Property and equipment	(3,134)
Current liabilities assumed	81,756
Goodwill	$344,461

Goodwill of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed (Note 6). In the prior filings for the quarters ended June 30, 2012 and September 30, 2012, the goodwill was classified incorrectly as intellectual property due to the facts available at the time of filing of reports.

Unaudited Pro Forma Condensed Consolidated Financial Statements

The following unaudited pro forma condensed consolidated financial statements were prepared by management and filed in Form 8-K on June 29, 2012 as exhibit 99.2.

TagLikeMe Corp. (A Development Stage Company)
Pro Forma Condensed Consolidated Balance Sheet
As at June 30, 2012
Expressed in U.S. Dollars
Unaudited - Prepared by Management

ASSETS	TagLikeMe Corp.	Glob Media Works Inc.	Pro Forma Adjustments and Eliminating Entries (Note 3)	Pro Forma Condensed Consolidated TagLikeMe Corp.
Current
Cash	$8,426	$187	$-	$8,613
Prepaid expenses and other	974	6,237	-	7,211
TOTAL CURRENT ASSETS	9,400	6,424	-	15,824

Equipment	-	3,143	-	3,143
Investment in subsidiary	272,272	-	(272,272)	-
Goodwill	-	-	344,461	344,461
TOTAL ASSETS	$281,672	$9,567	$-	$363,428

LIABILITIES
Current
Accounts payable and accrued liabilities	$209,674	$69,756	$-	$279,430
Due to related parties	351,243	-	-	351,243
Loan payable	200,000	-	-	200,000
Loan payable – Due to related party	114,500	12,000	-	126,500
TOTAL CURRENT LIABILITIES	875,417	81,756	-	957,173

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock	330,940	789,184	(789,184)	330,940
Additional paid-in capital	13,940,520	109,083	(109,083)	13,940,520
Accumulated deficit during the development stage	(14,865,205)	(970,456	970,456	(14,865,205)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(593,745)	72,189	-	(593,745)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$281,672	$9,567	$-	$363,428

See Accompanying Notes

TagLikeMe Corp. (A Development Stage Company)
Pro Forma Condensed Consolidated Statement of Operations
For the Year Ended December 31, 2011
Expressed in U.S. Dollars
Unaudited - Prepared by Management

	TagLikeMe Corp.	Glob Media Works Inc.	Pro Forma Adjustments and Eliminating Entries (Note 3)		Pro Forma Consolidated TagLikeMe Corp.
Operating expenses
Depreciation	$-	$754		$-	$754
Impairment of oil and gas properties	3,987,206	-		-	3,987,206
Professional fees	74,333	7,910		-	82,243
Other operating expenses	203,070	241,164		-	444,234
Net loss from operations before other expense	(4,264,609)	(249,828)		-	(4,514,437)

Other expense
Interest expense	(13,743)	-		-	(13,743)
Net loss for the year	$(4,278,352)	$(249,828)		$-	$(4,528,180)

Loss per share – basic and diluted	$(0.01)			$-	$(0.01)

Weighted average number of shares outstanding	263,061,960		(i)	45,378,670	308,440,630

(i)	To reflect issuance of 45,378,670 shares of restricted common stock of TagLikeMe Corp. for the acquisition of all of the issued and outstanding shares of Glob Media Works Inc. (Note B).

 See Accompanying Notes

TagLikeMe Corp. (A Development Stage Company)
Pro Forma Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2012
Expressed in U.S. Dollars
Unaudited - Prepared by Management

	TagLikeMe Corp.	Glob Media Works Inc.	Pro Forma Adjustments and Eliminating Entries (Note 3)		Pro Forma Consolidated TagLikeMe Corp.
Operating expenses
Depreciation	$-	$629		$-	$629
Professional fees	25,173	14,753		-	39,926
Other operating expenses	128,193	40,424		-	168,617
Net loss from operations before other expenses	(153,366)	(55,806)		-	(209,172)

Other expenses
Abandonment expense	(50,000)	-		-	(50,000)
Impairment of software development	-	(635,481)		-	(635,481)
Interest expense	(9,302)	-		-	(9,302)
Net loss for the period	$(212,668)	$(691,287)		$-	$(903,955)

Loss per share – basic and diluted	$(0.00)			$-	$(0.00)

Weighted average number of shares outstanding	264,916,356		(i)	45,378,670	310,295,026

(i)	To reflect issuance of 45,378,670 shares of restricted common stock of TagLikeMe Corp. for the acquisition of all of the issued and outstanding shares of Glob Media Works Inc. (Note B).

See Accompanying Notes

TagLikeMe Corp. (A Development Stage Company)
Notes to Pro Forma Condensed Consolidated Financial Statements
Expressed in U.S. Dollars
Unaudited - Prepared by Management

Note A.	Basis of Presentation

The accompanying unaudited pro forma condensed consolidated financial statements of TagLikeMe Corp. (the “Company”) as at June 30, 2012, for the year ended December 31, 2011 and for the six months ended June 30, 2012 have been compiled for illustrative purposes only for inclusion in the Form 8-K and to give effect to the share exchange between the Company and Glob Media Works Inc. (“Glob Media”), as described in Note 2.

The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements of each entity.

These unaudited pro forma condensed consolidated financial statements include:

a)	An unaudited pro forma condensed consolidated balance sheet as at June 30, 2012 combining:
i.	The unaudited balance sheet of the Company as at June 30, 2012; and
ii.	The unaudited balance sheet of Glob Media as at June 30, 2012.

b)	An unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2011 combining:
i.	The audited statement of operations of the Company for the year ended December 31, 2011; and
ii.	The audited statement of operations of Glob Media for the year ended December 31, 2011.

c)	An unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2012 combining:
i.	The unaudited statement of operations of the Company for the six months ended June 30, 2012; and
ii.	The unaudited statement of operations of Glob Media for the six months ended June 30, 2012.

It is management’s opinion that the unaudited pro forma condensed consolidated financial statements present fairly in all material respects, the transaction described in Note 2 in accordance with accounting principles generally accepted in the United States of America. The accounting policies used in the preparation of the unaudited pro forma condensed consolidated financial statements are consistent with the accounting policies of the Company and Glob Media for the year ended December 31, 2011 and for the six months ended June 30, 2012. The pro forma adjustments, as described in Note 3, are based on available information and certain estimates and assumptions. The unaudited pro forma condensed consolidated financial statements are not intended to reflect the financial position of the Company which would have actually resulted had the proposed transactions been effected on the dates indicated. Further, the unaudited pro forma condensed consolidated financial statements are not necessarily indicative of the results of operations that may be obtained in the future.

Certain elements of the Company and Glob Media’s statements of operations have been reclassified to provide a consistent classification format.

TagLikeMe Corp. (A Development Stage Company)
Notes to Pro Forma Condensed Consolidated Financial Statements
Expressed in U.S. Dollars
Unaudited - Prepared by Management

Note B.	Pro-Forma Transaction

Effective June 29, 2012, the Company completed and consummated a share exchange agreement dated May 14, 2012, as fully executed on May 24, 2012 (the "Share Exchange Agreement") with Glob Media, a company incorporated under the laws of the State of Washington, and each of the shareholders of Glob Media (collectively the "Glob Media Shareholders"), whereby the Company has acquired all of the issued and outstanding shares of Glob Media in exchange for the issuance of 45,378,670 shares of its restricted common stock to the Glob Media Shareholders valued at $272,272 on a pro rata basis in accordance with each Glob Media Shareholder's respective percentage equity ownership in Glob Media (the “Acquisition”). Glob Media owns intellectual property rights to its internet cloud based software application related to online search and social media developed by Glob Media. As a result of the closing of the Share Exchange Agreement, Glob Media has become the Company's direct wholly owned subsidiary.

Note C.	Pro Forma Assumptions and Adjustments

The unaudited pro forma condensed consolidated balance sheet as at June 30, 2012 has been prepared assuming that the Acquisition occurred on June 30, 2012.

The unaudited pro forma condensed consolidated statements of operations for the year ended December 31, 2011 and for the six months ended June 30, 2012 have been prepared assuming that the Acquisition occurred on January 1, 2011.

The unaudited pro forma condensed consolidated financial statements give effect to the Acquisition of the Company and the related elimination of the equity and deficit of Glob Media as follows:

a.	Eliminate the Company’s investment in Glob Media and reclass accounts to reflect the equity structure of the Company post Acquisition.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

As formation water was also produced with the natural gas in the tested zones, the Boggs #1 was fully impaired as of December 31, 2011. While there is potential to exploit lower zones or to recomplete the well under an improved gas pricing environment, an impairment charge of $891,119 was recorded against the well in 2010 and a further impairment charge of $445,560 was recorded against the well in fiscal 2011. In the year ended December 31, 2012, the Company booked an abandonment provision of $50,000 to cover the costs of plugging and abandoning the well.

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

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – OIL AND GAS PROPERTIES (continued)

(b)           New Mexico Prospect (continued)

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

On January 15, 2010, the Company entered into a Participation Agreement to finance drilling and completion costs with two partners who will pay 67% of the costs of the first well in the Prospect. The Company will pay 33% of the drilling and completion costs. To December 31, 2009, the Company had accrued the entire estimated cost of the first well of $475,065 of which $316,690 was paid to the Company during the period by the new participants. Also during the period, the Company received a reduction in the well cost from the operator totaling $189,413 which resulted in amounts payable by the new participants being reduced to $190,530.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 4 – OIL AND GAS PROPERTIES (continued)

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

NOTE 5 – EQUIPMENT

			Net Book Value
	Cost	Accumulated amortization	December 31, 2012	December 31, 2011

Computer equipment	$3,143	$(236)	$2,907	$-

	$3,143	$(236)	$2,907	$-

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 6 – GOODWILL

After consummation of the Share Exchange Agreement, we are in the business of connecting online users with others while looking for online information and making it easier for them to collect and share that information. In turn, we create population centers of topic specific audiences that we plan to make available to third party ad publishers and information content providers. We are not a search engine nor do we intend to become one. It’s a hybrid site we call a Common Information Network where we leverage the existing search capabilities of major search engines, cross references the search information with real population remarks from major social and wiki networks, while giving our users the capability to collect, publish, share or collaborate their search information with whomever they choose in a public or private manner. As more and more users collect and tag search results, management believes that we will ultimately become a destination where people can look for already filtered and shared web information as well as connect, message and interact with other people searching for the same information as them.

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

Goodwill of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed (Note 3) and will be used in the development of source code to advance the services described above.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On June 15, 2012, the Company agreed to settle accounts payable debts by issuing 19,000,000 common shares fair valued at $114,000 or $0.006 per share (Note 8).

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
DECEMBER 31, 2012

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

On December 19, 2006, a founding shareholder of the Company returned 40,000,000 restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for no consideration to the shareholder.

(b)           Private Placements

On November 26, 2004, the Company issued 20,666,660 shares of common stock at $0.0075 per share for proceeds of $155,000.

On December 15, 2004, the Company issued 25,166,670 shares of common stock at $0.0075 per share for proceeds of $188,750 and 8,802,670 shares of common stock at $0.0375 per share for proceeds of $330,100.

On March 9, 2005, the Company issued 933,330 shares of common stock at a price of $0.0375 per share for proceeds of $35,000.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(b)           Private Placements (continued)

On October 16, 2006, the Company completed a private placement consisting of 3,147,020 units at $0.45 per unit for proceeds of $1,416,158. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.90 per share for the period commencing on October 16, 2006 and ending on October 16, 2008, being the day which is the earlier of 24 months from the date of issuance of the units or 18 months from the effective date of a planned registration statement. Of this private placement, 1,877,780 of the units issued were in exchange for $845,000 previously advanced to the Company by a shareholder. The estimated fair value of the warrants at the date of grant of $592,210, which has been included in additional paid in capital, was determined using the Black-Scholes option pricing model with an expected life of 2 years, risk free interest rate of 4.49%, a dividend yield of 0% and an expected volatility of 153%.

During 2008, the Company completed a private placement consisting of 12,240,000 units at $0.075 per unit for total gross proceeds of $918,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.15 per share for a period of 12 months from the date of share issuance. A finders fee of 3.5% ($20,913) was paid on $597,500 of the private placement proceeds received.

During 2009, the Company completed a private placement consisting of 9,800,000 units at $0.025 per unit for total proceeds of $245,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.50 per share for a period of 12 months from the date of issuance. A finder’s fee of 7% ($3,500) was paid on $50,000 of the private placement proceeds received.

During 2010, the Company completed a private placement consisting of 17,400,000 units at $0.10 per unit for total proceeds of $1,740,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.20 per share for a period of 12 months from the date of issuance. A finder’s fee of 7% ($7,000) was paid on $100,000 of the private placement proceeds received. Of the total proceeds, $1,468,000 (net of finder’s fee) was received during 2009.

During 2010, the Company completed a private placement consisting of 500,000 units at $0.05 per unit for total proceeds of $25,000. Each unit consists of one common share and one-half non-transferable share purchase warrant exercisable at $0.10 per share for a period of 12 months from the date of issuance.

(c)           Other issuances

On February 13, 2008, the Company issued 25,253,560 shares of common stock at a price of $0.075 per share on settlement of related party advances and accrued interest totaling $1,515,214. The difference between the estimated fair value of the common shares issued at issuance and the amount of debt settled totaling $378,803 was recorded as a finance cost during 2008.

On March 24, 2008, the Company issued 15,285,380 shares of common stock at a price of $0.063 per share on settlement of related party advances and the acquisition of the interest in the Boggs #1 well totalling $962,980. The difference between the estimated fair value of the common shares at issuance and the amount of debt settled totaling $45,857 was recorded as a finance cost during 2008.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(c)           Other issuances (continued)

On July 20, 2009, the Company issued 8,200,000 units at $0.025 per unit on settlement of related party advances of $200,000 and accounts payable of $5,000. Each unit consists of one common share and one non-transferable share purchase warrant exercisable at $0.05 per share for a period of 12 months from the date of issuance.

On October 21, 2010, the Company issued 75,000,000 shares of restricted common stock at a price of $0.04 per share totalling $3,000,000, pursuant to an Option Agreement with Westrock Land Corp to purchase 21,000 net acres in the Mississippi Prospect.

On June 15, 2012, the Company agreed to settle $135,000 of notes and accounts payable debts by issuing 22,500,000 common shares fair valued at $135,000 or $0.006 per share (Notes 7 and 11).

On June 29, 2012, the Company issued 45,378,670 shares of restricted common stock with a value of $272,272 related to the acquisition of Glob Media (Note 3).

(c)           Share Purchase Warrants

There are no share purchase warrants issued and outstanding as of December 31, 2012.

The Company’s share purchase warrants activity for the period ended December 31, 2012 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	8,950,000	$0.198	0.44
Issued	-	-	-
Expired	(8,950,000)	0.198	-
Exercised	-	-	-

Balance, December 31, 2011	-	-	-
Issued	-	-	-
Expired	-	-	-
Exercised	-	-	-

Balance, December 31, 2012	-	$-	-

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10 – STOCK OPTION PLAN

On April 3, 2006, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 16,666,670 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine. On April 28, 2008, the Board of Directors deemed it necessary to approve an amendment to the Stock Option Plan to an aggregate of 25,000,000 shares.

As approved by the Board of Directors, on December 12, 2006, the Company granted 6,166,680 stock options to certain officers, directors and management of the Company at $0.33 per share. The term of these options are five years. The total fair value of these options at the date of grant was estimated to be $1,527,170 and was recorded as a stock based compensation expense during 2006. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 4.49%; dividend yield of 0% and expected volatility of 187%.

As approved by the Board of Directors on April 30, 2008, the Company granted 12,500,000 stock options to certain officers, directors and management of the Company at $0.10 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $436,955 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.77%; dividend yield of 0% and expected volatility of 210%.

On July 14, 2009, the Company cancelled 17,833,350 stock options to certain officers, directors and management of the Company and authorized the issuance of 15,000,000 new stock options to certain officers, directors and management of the Company at $0.05 per share. The term of the new options is ten years.

As approved by the Board of Directors on July 14, 2009, the Company granted 15,000,000 stock options to certain officers, directors and management of the Company at $0.05 per share of which 6,500,000 options were cancelled and re-issued to certain individuals and 8,500,000 were new options issued. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $236,810 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.50%; dividend yield of 0% and expected volatility of 180%.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 10 – STOCK OPTION PLAN (continued)

As approved by the Board of Directors on September 1, 2009, the Company granted 1,000,000 stock options to a director of the Company at $0.078 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $99,860 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.38%; dividend yield of 0% and expected volatility of 198%.

As approved by the Board of Directors on December 8, 2009, the Company granted 1,000,000 stock options to a director of the Company at $0.116 per share. The term of these options are ten years. The total fair value of these options at the date of grant was estimated to be $129,800 and was recorded as a stock based compensation expense during the period. The fair value of these options was estimated using the Black-Scholes option pricing model with the following assumptions: expected life of 10 years; risk free interest rate of 3.40%; dividend yield of 0% and expected volatility of 196%.

Effective June 15, 2012, the Board of directors ratified the cancellation of 15,000,000 stock options previously granted under the Company’s Stock Option Plan.

The remaining 2,000,000 stock options awarded to two previous directors also expired during the year ended December 31, 2012.

The Company’s stock option activity for the period ended December 31, 2012 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2010	17,833,330	$0.066	8.21
Granted	-	-	-
Expired – cancelled	(833,330)	0.066	-
Exercised	-	-	-

Balance, December 31, 2011	17,000,000	0.066	7.21
Granted	-	-	-
Expired – cancelled	(17,000,000)	0.066	-
Exercised	-	-	-

Balance, December 31, 2012	-0-	$-	-

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2010, a shareholder made advances of $94,167 which was due and owing as of December 31, 2010, which bears interest at 8% per annum and has no specific repayment terms. During 2011, this shareholder made further advances of $80,000 and was repaid $159,167 and $5,220 in principal and interest respectively.

During 2011, the Company received an advance of $5,000 from Sono Resources, a company with certain directors in common with the Company. These advances are non-interest bearing, unsecured and without specific terms or repayment. The balance was repaid in 2012.

As of December 31, 2011, the Company owed $68,005 to a former officer and director of the Company to provide office space and office services for the period ended December 31, 2011.

During 2012, $229,423 of amounts due to a former officer and director of the Company were forgiven.

Management Fees

During the years ended December 31, 2012 and 2011, management fees billed to the Company by officers and directors totaled $101,041 and $106,080, respectively. At December 31, 2012 and 2011, the balance due these related parties and unpaid fees totaled $9,518 and $206,742, respectively.

NOTE 12 - LOAN PAYABLE

During 2011, the Company received loan proceeds of $175,000 from an unrelated third party pursuant to an unsecured promissory note agreement effective May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at a rate of 10% per annum of which a total of $28,479 has been accrued for interest as of December 31, 2012. This note is now due on demand.

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. At December 31, 2012, the note principal plus accrued interest of $8,690 totaled $253,690.
During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $1,913 has been accrued for interest as of December 31, 2012.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $2,643 has been accrued for interest as of December 31, 2012.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $986 has been accrued for interest as of December 31, 2012.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 12 - LOAN PAYABLE (continued)

During 2012, the Company received loan proceeds of $39,500 from an unrelated third party pursuant to an unsecured promissory note.  The promissory note is due on demand and bears interest at 10% per annum.  At December 31, 2012, the note principal plus accrued interest of $3,530 totaled $43,030.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement.  The promissory note is due on demand and bears interest at 10% per annum.  At December 31, 2012, the note principal plus accrued interest of $2,319 totaled $53,184.

During 2012, Glob Media received loan proceeds from two shareholders for $15,696 and $221 respectively.  The loans are unsecured, bear no interest and have no specific repayment terms.

NOTE 13 – INCOME TAXES

The Company has adopted FASB ASC 740-10, “Income Taxes”. As of December 31, 2012, and 2011 the Company had net operating loss carry forwards of approximately $7,470,219and $6,700,083 respectively that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$7,470,219	$6,700,083

Total deferred tax assets	4,398,597	2,345,029
Less: Valuation Allowance	(4,398,597)	(2,345,029)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $4,398,597 and $2,345,029 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2012 and 2011.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 13 – INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2012	2011

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 5, 2012, we formally informed De Joya Griffith, LLC of their dismissal as our independent registered public accounting firm.

The reports of De Joya Griffith, LLC on our financial statements as of and for the year ended December 31, 2011, contained no adverse opinion or disclaimer of opinion and were not qualified. The report was modified to indicate that there was substantial doubt about our ability to continue as a going concern.

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

New independent registered public accounting firm

On April 19, 2013, we engaged Patrick E. Rodgers, CPA, PA, as our new independent registered public accounting firm. During the two most recent fiscal years and through April 19, 2013, we have not consulted with Patrick E. Rodgers, CPA, PA regarding any of the following:

(a)
The application of accounting principles to a specific transaction, either completed or proposed, or the type of audit of audit opinion that may be rendered on our financial statements, and Patrick E. Rodgers, CPA, PA did not provide either a written report or oral advice to us that Patrick E. Rodgers, CPA, PA concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or

(b)
The subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(iv) of Regulation S-K.

The reports of Patrick E. Rodgers, CPA, PA on our financial statements for the fiscal year ended December 31, 2012 and De Joya Griffith’s report on our financial statements for the fiscal year ended December 31, 2011 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2012 and 2011, there were no disagreements between us and Patrick E. Rodgers, CPA, PA nor De Joya Griffith, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Patrick E. Rodgers, CPA, PA or De Joya Griffith, would have caused Patrick E. Rodgers, CPA, PA or De Joya Griffith to make reference thereto in their reports on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the fiscal year ended December 31, 2012.

AUDIT COMMITTEE REPORT

The Company previously had an Audit Committee with three appointed members. Two members were “independent” within the meaning of Rule 10A-3 under the Exchange Act and were in addition financial experts. As of the date of this Annual Report and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2013.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

Richard Elliot-Square	65	President, Chief Executive Officer/Principal Executive Officer, a Director and Compensation Committee member and Nominating Committee chairman

Peter Karsten	52	Secretary/Treasurer, Chief Financial Officer, and Principal Accounting Officer

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

Mr. Richard Elliot-Square. During the past twenty years, Mr. Elliot-Square has been an investment banker based in London, Vancouver and Zurich specializing in the introduction of investment banking and venture capital projects. Recently, Mr. Elliot-Square has been successful in the re-structuring and funding of several publicly traded companies in the United Kingdom and North America. He also acts as an advisor to a number of international companies. During the course of his career, Mr. Elliot-Square has been involved in many ventures that have provided him direct access to a wide network of contacts in the financial markets and banking sectors. He has been a director of several companies in the United Kingdom and the United States, and a founder of several publicly traded corporations, including Telecom Plus PLC (UK) and Channel i Limited (USA). Mr. Elliot-Square was a founding director of iCraveproductions Limited and also of Thurlestone Associates Limited. He also serves as the London office representative of the Maltese based CSB Group.

Mr. Elliot-Square was commissioned as an army officer in the Royal Scots Dragoon Guards and since leaving the Army, has been involved in many aspects of international business, including trade funding, the manufacture of motor vehicles, banking and brokering, import and export, as well as being invested in oil and gas and other resource companies.

Peter Karsten. Mr. Karsten has an exemplary 25 year record for developing technology with Fortune 500 global companies, including leading divisions in the telecom, banking, mobile, online gaming and social media sectors. His positions have ranged from Vice President in Citibank’s Mobile Banking division (1998) where he was involved in the launch of mobile banking services and processes to standardise mobile payments to Executive Chairman (2008-2009) and CEO (2001-2008) with Cecure Gaming, an online gaming venture he founded in 2001. Mr. Karsten created, operated, and funded the company working closely on sales, strategic marketing, and licensing initiatives.

Most recently, Mr. Karsten was the Senior Vice President of Starlounge (2011 to current), a Turner Broadcasting portfolio company based in London and Stockholm. Under his guidance Starlounge leveraged relationships with MSN, Terra, and Turner Broadcasting / CNN to create new sales channels with Terra Brazil, Nokia, Samsung TV and RBC in Russia.

Over his career, Mr. Karsten has been directly responsible for developing technology divisions and integrating them within large partner environments. These include direct development with Sony Ericsson for Software-as-a-Service, co-marketing agreements with Vodafone, O2, Orange and T-Mobile, as well as licensing to Nokia and Philips. He has also managed and grown sales divisions, initiated joint ventures with large partners and raised funds though financial institutions and venture partners.

Peter Karsten received his Masters Science degree in Applied Physics from the Royal Institute of Technology, Sweden.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

The Company previously had an Audit Committee with three appointed members. Two members were “independent” within the meaning of Rule 10A-3 under the Exchange Act and were in addition financial experts. As of the date of this Annual Report and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2013.

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

Compensation Committee

The Company previously had a Compensation Committee with two appointed members.. As of the date of this Annual Report and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2013. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a special meeting held on December 18, 2008.

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

The Compensation Committee is composed solely of “non-employee directors” as defined in Rule 16b-3 of the rules promulgated under the Exchange Act, “outside directors” for purposes of regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code (“IRC”), and “independent directors” as defined in Section 303A of the New York Stock Exchange (“NYSE”) corporate governance listing standards, in each case as determined by the Board of Directors. Our Board of Directors recommends Compensation Committee membership based on such knowledge, experience and skills that it deems appropriate in order to adequately perform the responsibilities of the Compensation Committee

The Compensation Committee annually reviews executive compensation and our compensation policies to ensure that the Chief Executive Officer and the other executive officers are rewarded appropriately for their contributions to us and that the overall compensation strategy supports the objectives and values of our organization, as well as stockholder interests. The Compensation Committee will conduct this review and compensation determination through a comprehensive process involving a series of meetings typically occurring in the first quarter of each year.

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

ADDITIONAL CORPORATE GOVERNANCE POLICIES

Our Board of Directors considered additional corporate governance issues, structure, policies and principles. Therefore, pursuant to a Board of Directors meeting held on December 18, 2008, our Board of Directors adopted the following documents as additional governing corporate governance documents (collectively, the Corporate Governance Documents”): (i) Taglikeme Corp. Corporate Governance Principles; (ii) Taglikeme Corp. Nominating and Governance Committee Charter and Responsibilities; (iii) Taglikeme Corp. Board Committees Policy; (iv) Taglikeme Corp. Code of Business Conduct and Ethics; (v) Taglikeme Corp. Code of Conduct for the Board of Directors; (vi) Taglikeme Corp. Corporate Governance Guideline; (vii) Taglikeme Corp. Corporate Governance Policy’ (viii) Taglikeme Corp. Conflict of Interest Policy; (ix) Taglikeme Corp. Whistleblower Policy; (x) Taglikeme Corp. Board Roles and Responsibilities.

On March 25, 2010, the Board of Directors held a special meeting pursuant to which the Corporate Governance Documents, as amended, were approved and the members were appointed to the Audit Committee, the Compensation Committee and the Nominating Committee, respectively.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($) (2)(3)

Richard Elliot-Square, current President and CEO	2012	$25,000	-0-	-0-	-0-	-0-	-0-	-0-	$25,000

Peter Wilson, past	2010	$108,680	-0-	-0-	-0-	-	-	-0-	$100,680
President and CEO	2011	$106,080	-0-	-0-	-0-	-	-	-0-	$106,080

(1)
This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with his position as Chief Executive Officer:

During fiscal year ended December 31, 2012, we incurred $25,000 in management fees payable to Richard Elliot-Square, our current President/Chief Executive Officer. During fiscal year ended December 31 2011, we incurred $106,080 to Peter Wilson, our past President/Chief Executive Officer in management fees.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2012

The following table sets forth information as at December 31, 2012 relating to Stock Options that have been granted (post split) to the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Elliot-Square current President/CEO	-0-	-0-	-0-	-0-		-0-	-0-	-0-	-0-

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2012 and 2011.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Elliot-Square
2012	$25,000	-0-	-0-	-0-	-0-	-0-	$25,000

Peter Wilson
2011	$106,080	-0-	-0-	-0-	-0-	-0-	$106,080

Angelo Viard
2011 (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John Weldy Jr.
2011 (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Peter Carpenter
2011 (3)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Angelo Viard resigned from the Board of Directors effective February 24, 2012.

(2)	John Weldy Jr resigned from the Board of Directors effective May 30, 2012.

(3)	Peter Carpenter resigned from the Board of Directors effective May 30, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 330,940,630 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)		Percentage of Beneficial Ownership
Directors and Officers:
Richard Elliot Square	10,000,000	(2)	0.3%

All executive officers and directors as a group (2 persons)	10,000,000
Beneficial Owners Greater than 5%

*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 330,940,630 shares issued and outstanding.

(2)	This figure includes 10,000,000 shares of restricted common stock.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions noted below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2012.

During the year ended December 31, 2011, a related party shareholder advanced the Company a total of $80,000, at 8% per annum, and due on demand. Also, during 2011, the Company repaid this shareholder a total of $164,417, principal and interest, which represented partial payment of prior year and current year advances.

During 2012, $229,423 of amounts owing to a former officer and director of the Company were forgiven.

Management Fees

During the years ended December 31, 2012 and 2011, management fees billed to the Company by officers and directors totaled $101,401 and $106,080, respectively.  At December 31, 2012 and 2011, the balance due these related parties for accrued and unpaid management fees totaled $9,518 and $206,742, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2012, we incurred approximately $31,815 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

During fiscal year ended December 31, 2011, we incurred approximately $32,150 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2011 and for the review of our financial statements for the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011.

During fiscal year ended December 31, 2012, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1 (1)	Certificate of Amendment dated December 20, 2012 filed with the Nevada Secretary of State. (10)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. And Morgan Energy Corp. dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Share Exchange Agreement among Morgan Creek Energy Corp., Glob Media Works Inc. and the shareholders of Glob Media Works Inc. (8)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

16.1	Letter from DeJoya Griffith and Company, LLC dated November 8, 2012 to the Securities and Exchange Commission regarding statements included in Form 8-K filed November 13, 2012. (9)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of theSarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5) Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6) Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

(7) Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.

(8) Incorporated by reference from Form Current Report on 8-K filed with the Commission on June 29, 2012.

(9) Incorporated by reference from Form Current Report on 8 K/A filed with the Commission on November 15, 2012.

(10) Incorporated by reference from Form Current Report on 8-K filed with the Commission on December 20, 2012.

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

TAGLIKEME CORP.

Dated: May 6, 2013	By:	/s/ RICHARD ELLIOT-SQUARE
Richard Elliot-Square,
President/Chief Executive Officer

Dated: May 6, 2013	By:	/s/ PETER KARSTEN
Peter Karsten, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 6, 2013	By:	/s/ RICHARD ELLIOT-SQUARE
Richard Elliot-Square,
Director