Form 10-K/A
period 2012-12-31
TagLikeMe Corp.
filed 2013-05-08
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

Indicate by check mark whether the registrant has (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

N/A

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2012 to correct the checkbox on the cover page to reflect "Yes" regarding website posting. Our original Form 10-K was filed with the box incorrectly checked "No." We are also amending the years of each audit report listed in the financial table of contents due to a typographical error in the original Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MAY 4, 2013.	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED APRIL 5, 2012.	F-2

BALANCE SHEETS AS AT DECEMBER 31, 2012 AND DECEMBER 31, 2011.	F-3

STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-5

STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2012 AND DECEMBER 31, 2011 AND FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2012.	F-7

NOTES TO FINANCIAL STATEMENTS.	F-8

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

TAGLIKEME CORP.

Dated: May 8, 2013	By:	/s/ RICHARD ELLIOT-SQUARE
Richard Elliot-Square,
President/Chief Executive Officer

Dated: May 8, 2013	By:	/s/ PETER KARSTEN
Peter Karsten, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 8, 2013	By:	/s/ RICHARD ELLIOT-SQUARE
Richard Elliot-Square,
Director