Form 10-Q
period 2013-03-31
TagLikeMe Corp.
filed 2013-05-20
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission File No. 000-52139

TagLikeMe Corp.
(Name of small business issuer in its charter)

Nevada	201777817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 16, 2013
Common Stock, $0.001	348,042,340

TAGGLIKEME CORP.

Form 10-Q

PART I

ITEM 1.  FINANCIAL STATEMENTS

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$943	$7,575
Prepaid expenses and other	24	24
TOTAL CURRENT ASSETS	967	7,599

Equipment	2,434	2,906
Goodwill	347,302	347,302

TOTAL ASSETS	$350,703	$357,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$496,094	$455,001
Due to related parties (Note 5 )	33,402	9,518
Loans payable	773,626	756,100
TOTAL CURRENT LIABILITIES	1,303,122	1,220,618

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock $0.001 par value; 1,000,000,000 shares authorized,
330,940,630 issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	330,940	330,940
Additional paid-in capital	13,940,520	13,940,520
Accumulated deficit during exploration stage	(15,223,879)	(15,134,271)

TOTAL STOCKHOLDERS’ DEFICIT	(952,419)	(862,811)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$50,703	$357,807

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2013	Three Months ended March 31, 2012	Inception (October 19, 2004) to March 31, 2013

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$921,268
Consulting fees	5,483	500	1,029,695
Management fees – related party	35,000	26,520	1,432,484
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties	-	-	6,708,952
Office and general	8,374	21,617	1,169,448
Professional fees	23,225	16,098	1,193,166

NET OPERATING LOSS	(72,082)	(64,735)	(14,885,608)

OTHER INCOME (EXPENSES)

Gain on expired oil and gas lease option	-	-	100,000
Financing costs	-	-	(424,660)
Gain on forgiveness of debt	-	-	229,423
Abandonment expense	-	-	(50,000)
Interest expense	(17,526)	(3,872)	(193,034)

TOTAL OTHER INCOME (EXPENSES)	(17,526)	(3,872)	(338,271)

NET LOSS	$(89,608)	$(68,607)	(15,223,879)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	330,940,630	263,061,196

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31		Inception (October 19, 2004) to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(89,608)	$(68,607)	$(15,223,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	472	-	708
Stock based compensation	-	-	2,430,595
write off of management fees	-	-	(229,423)
Impairment of oil and gas properties	-	-	6,708,952
Abandonment expense	-	-	50,000
Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
Interest accrued	17,526	3,872	66,087
Prepaid expenses and other	-	579	(18,786)
Due to related parties accrued	23,885	70,322	301,134
Accounts payable and accrued liabilities	41,093	(37,333)	647,367
NET CASH USED IN OPERATING ACTIVITIES	(6,632)	(31,167)	(4,842,585)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Goodwill	-		(2,841)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	-	-	187
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(3,359,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Loan payable advances	-	25,000	701,538
Payments to related parties	-	-	(1,815,000)
Advances from related parties	-	25,000	3,535,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	50,000	8,202,633

INCREASE (DECREASE) IN CASH	(6,632)	18,833	943
CASH, BEGINNING OF PERIOD	7,575	4,119	-

CASH, END OF PERIOD	$943	$22,952	$943
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	48,387
Common stock issued for acquisition of Glob Media	$-	$-	272,272
Net liabilities assumed in acquisition of Glob Media	$-	$-	272,085
Common stock issued for acquisition of oil and gas property	$-	$-	3,950,000
Transfer of bond against settlement of debt	$-	$-	25,000
Non-cash sale of oil and gas property	$-	$-	65,000
Forgiveness of debt	$-	$-	229,423
Common stock issued for settlement of debts	$-	$-	$3,196,997

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Effective July 18, 2012, the Company completed a forward stock split by the issuance of 5 new shares for each 1 outstanding share of the Company’s common stock (Note 4). Unless otherwise noted, all references herein to number of shares, price per share or weighted average shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

Going concern

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of March 31, 2013, the Company has an accumulated deficit of $15,223,879 The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Goodwill

Costs of investments in purchased companies in excess of the underlying fair value of net assets at dates of acquisition are recorded as goodwill and assessed annually for impairment. If impaired, goodwill will be written down to fair value and a corresponding impairment loss recognized.

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012 that exceeded federally insured limits.

Financial instruments

The fair value of the Company’s financial assets and financial liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2013, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 3 – EQUIPMENT

	March 31, 2013	December 31, 2012

Computer equipment	$3,143	$3,143
Accumulated amortization	(709)	(236)
Computer equipment, net	$2,434	$2,907

For the three months ended March 31, 2013 the Company record $472 in amortization. For the year ended December 31, 2012 the Company recorded $236 in amortization.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital

The Company’s is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001 per share.

The Company has 330,940,630 common shares issued and outstanding as of March 31, 2013. The Company did not issue any new shares in the three months ending March 31, 2013.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Fees

During the three month period ended March 31, 2013, the Company incurred $35,000 as compared to $26,520 for the three month period ended March 31, 2012 for management fees to officers and directors. As of March 31, 2013, total amount due to related parties in accrued and unpaid management fees and expenses was $33,402 as compared to $9,518 for the year ended December 31, 2012.

NOTE 6 – SUBSEQUENT EVENTS

On April 15, 2013 40,000,000 shares were issued relating to Magna Group. In May of 2013, 17,101,710 shares were actually issued and 22,898,290 were retired.

On April 15, 2013 15,000,000 restricted escrow shares relating to Hanover Holdings were issued.

On May 10, 2013 20,000,000 restricted escrow shares relating to Hanover Holding were issued.

On May 10, 2013 50,000,000 restricted escrow shares relating to Magna Group LLC were issued.

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

On December 19, 2012, the board of directors of TagLikeMe corp., a Nevada corporation (the “Company”) authorized an increase in the Company's shares of common stock to 1,000,000,000 shares, par value $0.001. On December 20, 2012, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 1,000,000,000 shares of common stock, par value $0.001,(the “Increase in Authorized”). The Increase in authorized shares was effective with the Nevada Secretary of State on December 20, 2012 when the Certificate of Amendment was filed. The Increase in authorized shares was approved by the board of directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on December 19, 2012.

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

Oklahoma Prospect

Effective on June 2, 2009, our board of directors, pursuant to unanimous vote at a special meeting, authorized the execution of a letter agreement dated May 28, 2009, as amended (the “Option Agreement”) with Bonanza Resources (Texas) Inc., the wholly owned subsidiary of Bonanza Resources Corporation (“Bonanza Resources”), to purchase a certain percentage of Bonanza Resources’ eighty-five percent (85%) leasehold interest (the “Bonanza Resources Interest”) in and to certain leases located in Beaver County, State of Oklahoma, known as the North Fork 3-D Prospect (the “Prospect”). In accordance with the terms and provisions of the Option Agreement: (i) we agreed to make a non-refundable payment to Bonanza Resources of $150,000 within sixty (60) days from the date of the Option Agreement; and (ii) Bonanza Resources agreed to grant to us an option having an exercise period of one year (the “Option Period”) to purchase a sixty percent (60%) partial interest (the “Partial Interest”) in the Bonanza Resources Prospect. In further accordance with the terms and provisions of the Option Agreement, in the event we do not pay the $150,000 to Bonanza Resources within sixty days from the date of the Option Agreement, the Option Agreement will terminate.

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

Three Month Period Ended March 31, 2013 Compared to Three Month Period Ended March 31, 2012

Our net loss for the three month period ended March 31, 2013 was $89,608 compared to a net loss of $68,607 during the three month period ended March 31, 2012 (an increase of $21,001). During the three month periods ended March 31, 2013 and 2012, we did not generate any revenue.

During the three month period ended March 31, 2013, we incurred general and administrative expenses of $72,082 compared to $64,735 incurred during the three month period ended March 31, 2012 (an increase of $7,347). These general and administrative expenses incurred during the three month period ended March 31, 2013 and 2012, consisted of: (i) consulting fees of $5,483 and $500; (ii) office and general of $8,374 and $21,617; (iii) professional fees of $23,225 and $16,098; and (iv) management fees – related party of $35,000 and $26,520, respectively.

General and administrative expenses incurred during the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 increased primarily due to higher consulting fees, management fees and professional fees as we increased our scope of business with the acquisition of Glob Media.

Of the $72,082 incurred as general and administrative expenses during the three month period ended March 31, 2013, we incurred management fees of $35,000 As of March 31, 2013, the total amount due in accrued and unpaid management fees and expenses was $33,402.

During the three month period ended March 31, 2013 interest expense incurred was $17,526 as compared to $3,872 for the three months ended March 31, 2012. Our net loss during the three month period ended March 31, 2013 was $89,608 or $0.00 per share compared to a net loss of $68,607 or $0.00 per share during the three month period ended March 31, 2012. The weighted average number of shares outstanding was 330,940,630 for the three month period ended March 31, 2013 compared to 263,061,196 for the three month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2013

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2013 and December 31, 2012:

	March 31,	December 31,	$	%
	2013	2012	Change	Change
Working Capital	(1,302,154)	(1,213,019)	(89,135)	(7.3%)
Cash	943	7,575	(6,632)	(87.6%)
Total Current Assets	967	7,599	(6,632)	(87.3%)
Total Assets	350,703	357,807	(7,104)	(2.0%)
Accounts payable and accrued liabilities	529,496	464,519	64,977	14.0%
Loans payable	773,626	756,100	17,526	2.3%
Total current liabilities	1,303,122	1,220,618	82,504	6.8%
Total liabilities	1,303,122	1,220,618	82,504	6.8%

At March 31, 2013, our working capital deficit increased as compared to December 31, 2012 primarily as a result of an increase in liabilities from accounts payable and accrued expenses of $64,977, which were from expenses incurred from the year end filing requirements.

Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2013, net cash flows used in operating activities was $6,632. Net cash flows used in operating activities was changed by $472 of amortization, $17,526 in accrued interest, $23,885 in due to related parties and $41,093 in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2013 and 2012, respectively.

Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2013, net cash flows provided by financing activities was $0 as compared to $50,000 for the three month period ended March 31, 2012.

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

MATERIAL COMMITMENTS

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $14,865, leaving a total of $259,865, principal and interest, due against this loan at March 31, 2013.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $32,890 has accrued for interest as of March 31, 2013. This note is due on demand.

During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $2,543 has been accrued for interest as of March 31, 2013.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $4,156 has been accrued for interest as of March 31, 2013.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $3,505 has been accrued for interest as of March 31, 2013.

During 2012, the Company received loan proceeds of $39,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $4,526 leaving a total of $44,026 due against this promissory note at March 31, 2013.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $3,601 leaving a total of $54,466 owing on this promissory note at March 31, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2013.

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

New independent registered public accounting firm

On November 5, 2012, we engaged Patrick Rodgers, as our new independent registered public accounting firm. During the two most recent fiscal years and through November 5, 2012, we have not consulted with Patrick Rodgers regarding any of the following:

(a)
The application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Patrick Rodgers did not provide either a written report or oral advice to us that Patrick Rodgers concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or

(b)
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

TAGLIKEME CORP.

Dated: May 20 , 2013	By:	/s/ Richard Elliot Square
Richard Elliot Square
President and Chief Executive Officer

Dated: May 20 , 2013	By:	/s/ Peter Kartsten
Peter Karsten
Chief Financial Officer