Form 10-Q
period 2013-06-30
TagLikeMe Corp.
filed 2013-08-14
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2013
Common Stock, $0.001	408,169,941

TAGGLIKEME CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$28,361	$7,575
Prepaid expenses and other	4,188	24

TOTAL CURRENT ASSETS	32,549	7,599

Equipment, net	1,962	2,906
Goodwill	347,302	347,302

TOTAL ASSETS	$381,813	$357,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$469,113	$455,001
Due to related parties (Note 5 )	27,402	9,518
Loans payable (Note 6)	443,920	756,100
Convertible promissory notes (Note 7)	275,777	-
Derivative liability (Note 7)	803,633	-

TOTAL CURRENT LIABILITIES	2,019,845	1,220,618

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock, $0.001 par value: 1,000,000,000 shares authorized
518,042,340 issued 368,005,048 outstanding and 330,940,630 issued
and outstanding at June 30, 2013 and December 31, 2012, respectively	368,004	330,940
Stock subscription Payable	6,080	-
Additional paid-in capital	14,113,154	13,940,520
Accumulated deficit during exploration stage	(16,125,270)	(15,134,271)

TOTAL STOCKHOLDERS’ DEFICIT	(1,638,032)	(862,811)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$381,813	$357,807

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		Inception (October 19, 2004) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$-	$-	921,268
Consulting fees	18,000	22,200	23,483	22,700	1,047,695
Management fees – related party	33,766	27,520	68,766	54,040	1,466,250
Management fees – stock based compensation	-	-	-	-	2,430,595
Impairment of oil and gas properties	-	-	-	-	6,708,952
Office and general	17,807	29,836	26,181	51,453	1,187,255
Professional fees	11,836	9,075	35,061	25,173	1,205,002

NET OPERATING LOSS:	(81,409)	(88,631)	(153,491)	(153,366)	(14,967,017)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Financing costs	-	-	-	-	(424,660)
Gain on forgiveness of debt	-	-	-	-	229,423
Abandonment expense	-	(50,000)	-	(50,000)	(50,000)
Interest expense	(16,349)	(5,430)	(33,875)	(9,302)	(209,383)
Interest expense-derivative (Note 7)	(803,633)	-	(803,633)	-	(803,633)

TOTAL OTHER EXPENSE	(819,982)	(55,430)	(837,508)	(59,302)	(1,158,253)

NET LOSS	$(901,391)	$(144,061)	$(990,999)	$(212,668)	$(16,125,270)
BASIC LOSS PER COMMON SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND FULLY DILUTED	345,665,456	267,269,420	338,343,719	265,165,690

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Inception (October 19, 2004) To
	June 30,		June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,999)	$(212,668)	$(16,125,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	944	-	1,181
Stock based compensation	-	-	2,430,595
Write off of management fees	-	-	(229,423)
Impairment of oil and gas properties	-	-	6,708,952
Abandonment expense	-	-	50,000
Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
Interest accrued-loans payable and convertible notes	33,875	9,302	82,436
Interest accrued-derivative	803,633	-	803,633
Prepaid expenses and other	(4,164)	579	(22,952)
Due to related parties accrued	17,884	91,790	295,133
Accounts payable and accrued liabilities	14,113	(30,196)	620,388

NET CASH USED IN OPERATING ACTIVITIES	(124,714)	(141,193)	(4,960,667)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Goodwill	-		(2,841)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	-	187	187

NET CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES	-	187	(3,359,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Proceeds from loan payable	10,000	25,000	711,538
Payments on loan payable	(5,000)	-	(5,000)
Proceeds from convertible promissory notes	140,500	-	140,500
Payments to related parties	-	-	(1,815,000)
Proceeds from related parties	-	120,500	3,535,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	145,500	145,500	8,348,133

INCREASE (DECREASE) IN CASH	20,786	4,494	28,361
CASH, BEGINNING OF PERIOD	7,575	4,119	-
CASH, END OF PERIOD	$28,361	$8,613	$28,361
SUPPLEMENTAL CASH FLOW INFORMATION ANDNON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$48,387
Common stock issued for acquisition of Glob Media	$-	$-	$272,272
Net liabilities assumed in acquisition of Glob Media	$-	$-	$272,085
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Forgiveness of debt	$-	$-	$229,423
Common stock issued for settlement of debts	$-	$-	$3,196,997
Common stock issued for conversion of notes payable	$279,218	$-	$279,218

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

Going concern

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception.  As of June 30, 2013, the Company has an accumulated deficit of $16,125,270  The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Organization

The Company was incorporated on October 19, 2004 in the State of Nevada.  The Company’s fiscal year end is December 31.

NOTE 2 – BASIS OF PRESENTATION

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of June 30, 2013 and December 31, 2012 that exceeded federally insured limits.

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

At June 30, 2013, the Company had six outstanding convertible notes payable. If all of these convertible notes were converted at their specific rates, this would result in 68,618,852 newly issued common shares.

Income taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  As at June 30, 2013, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30, 2013	December 31, 2012
Equipment	$3,143	$3,143
Less: Accumulated Depreciation	(1,181)	(237)
Equipment, net	$1,962	$2,906

Depreciation expense

Depreciation expense for the six months ended June 30, 2013 and the year ended December 31, 2012 was $944 and $237, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital

The Company is authorized to issue 1,000,000,000 shares of common stock with a par value of $0.001 per share.

The Company has 518,042,340 common shares issued and 368,005,048 common shares outstanding as of June 30, 2013.

Common shares issued and outstanding

During the six months ended June 30, 2013, the Company issued 37,064, 418 common shares as follows:

On May 7, 2013, the Company issued 17,101,710 common shares pursuant to a convertible promissory note.  These common shares were outstanding as of June 30, 2013.

On May 28, 2013, the Company issued 6,427,916 common shares pursuant to a convertible promissory note.  These common shares were outstanding as of June 30, 2013.

On June 10, 2013, the Company issued 4,545,454 common shares pursuant to a convertible promissory note.  These common shares were outstanding as of June 30, 2013.

On June 18, 2013, the Company issued 4,489,338 common shares pursuant to a convertible promissory note.  These common shares were outstanding as of June 30, 2013.

On June 25, 2013, the Company issued 4,500,000 common shares pursuant to a convertible promissory note.   These common shares were outstanding as of June 30, 2013.

Common shares issued and not yet outstanding

During the six months ended June 30, 2013, the Company issued 150,037,292 common shares that are not yet outstanding as of June 30, 2013. They are as follows:

On April 10, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

On May 14, 2013, the Company issued 20,000,000 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

On June 3, 2103, the Company issued 20,000,000 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

On June 3, 2103, the Company issued 15,000,000 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

On June 18, 2103, the Company issued 34,537,292 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

On June 25, 2103, the Company issued 45,500,000 common shares pursuant to a convertible promissory note.  As of June 30, 2013, these common shares were held in escrow and not outstanding.

Stock Subscription Payable:

On June 28, 2013, the Company was obligated to issue 6,080,477 common shares pursuant to a notice of conversion by a convertible promissory note holder.  The common shares were issued on July 3, 2013. The Company recorded a stock subscription payable of $6,080 on the balance sheet.

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Fees

During the six months ended June 30, 2013 and 2012, the Company incurred $68,766 and $54,040 of management fees to officers and directors.  At June 30, 2013 and December 31, 2012, total amounts due to related parties in accrued and unpaid management fees were $27,402 and $9,518.

NOTE 6 – LOANS PAYABLE

During the six months ended June 30, 2013, the Company entered into four Securities Purchase Agreements with two unrelated third parties. The unrelated third parties were assigned $345,000 of the Company’s loans payable debt. Pursuant to the agreement, the terms of the debt were restructured to give convertible features, which are further described in note 7. The Company accrued interest on the loans payable in the amount of $28,220 for the six months ended June 30, 2013.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

In the six months ended June 30, 2013, the Company entered into eight convertible note agreements.

On April 15, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $32,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 3 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $101,298 as of June 30, 2013 using the Black Scholes Model.

On April 15, 2013, Magna Group, LLC was assigned $95,000 of the Company’s note payable debt.  In connection with assignment of the debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $95,000 convertible note payable with interest of 12% per annum, unsecured, and due April 14, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. On May 6, 2013, Magna Group, LLC exercised its option to convert the entire $95,000 of debt into 17,101,710 common shares.  The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior to June 30, 2013.

On May 10, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $31,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $110,452 as of June 30, 2013 using the Black Scholes Model.

On May 10, 2013, Magna Group, LLC was assigned $100,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $100,000 convertible note payable due interest at 12% per annum, unsecured, and due May 10, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On May 28, 2013, Magna Group, LLC exercised its option to convert $35,000 of debt into 6,427,916 common shares. On June 10, 2013, Magna Group, LLC exercised its option to convert $25,000 of debt into 4,545,454 common shares.   On June 18, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 4,489,338 common shares. On June 28, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 6,080,477 common shares. The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior to June 30, 2013.

On May 21, 2013, WHC Capital, LLC was assigned $100,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with WHC Capital ,LLC for a $100,000 convertible note payable due interest at 10% per annum, unsecured, and due March 21, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On June 20, 2013, WHC Capital, LLC exercised its option to convert $20,378 of debt into 4,500,000 common shares.  As the conversion rate is floating in nature, the Company calculated a derivative liability of $228,261 as of June 30, 2013 using the Black Scholes Model.

On May 31, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $31,500 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $98,181 as of June 30, 2013 using the Black Scholes Model.

On May 31, 2013, Magna Group, LLC was assigned $50,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $50,000 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $155,843 as of June 30, 2013 using the Black Scholes Model.

On June 14, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC for a $45,000 convertible note payable due interest at 10% per annum, unsecured, and due May 21, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $109,598 as of June 30, 2013 using the Black Scholes Model.

The total amount of principle and accrued interest on convertible notes payable is as follows:

	June 30, 2013	December 31, 2012
Convertible Notes Payable- WHC Capital, LLC	$124,622	$-
Convertible Notes Payable- Magna Group, LLC	50,000	-
Convertible Notes Payable- Hanover Holdings I, LLC	95,500	-
Accrued Interest	5,655	-
Derivative Liability	803,633	-
Total	$1,079,410	-

For the six months ended June 30, 2013, the Company recorded a derivative expense of $803,633. For the six months ended June 30, 2013 the Company recorded interest expense related to the convertible notes in the amount of $5,655.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

Stock Subscription Payable:

On July 3, 2013, the Company issued 6,080,477 common shares pursuant to a conversion notice by Magna Group, LLC which was effective June 28, 2013. The Company recorded a stock subscription payable balance at June 30, 2013.

Convertible Promissory Notes Issued:

On July 23, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC for a $80,000 convertible note payable due interest at 8% per annum, unsecured, and due July 23, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion

On July 23, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC for a $100,000 convertible note payable due interest at 8% per annum, unsecured, and due July 23, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion

On July 23, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC for a $25,000 convertible note payable due interest at 10% per annum, unsecured, and due July 23, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion

On July 23, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC for a $60,000 convertible note payable due interest at 10% per annum, unsecured, and due July 23, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion

On July 23, 2013, the Company entered into a Securities Purchase Agreement with CP US Income Group, LLC for a $75,000 convertible note payable due interest at 10% per annum, unsecured, and due July 23, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion

Convertible Promissory Notes Converted:

On July 3, 2013, the Company issued 6,080,477 common shares pursuant to a conversion notice by Magna Group, LLC which was effective June 28, 2013.

On July 16, 2013, WHC Capital, LLC exercised its option to convert $15,840 of debt into 6,000,000 common shares..

On July 16, 2013, Magna Group, LLC exercised its option to convert $30,000 of debt into 15,584,416 common shares..

On July 17, 2013, WHC Capital, LLC exercised its option to convert $27,500 of debt into 12,500,000 common shares.

On July 23, 2013, Magna Group, LLC exercised its option to convert $20,500 of debt into 8,471,075 common shares.

On July 24, 2013, CP US Income Group, LLC exercised its option to convert $32,655 of debt into 18,660,000 common shares.

On August 7, 2013, CP US Income Group, LLC exercised its option to convert $27,900 of debt into 18,660,000 common shares.

On August 7, 2013, WHC Capital, LLC exercised its option to convert $24,750 of debt into 13,500,000 common shares.

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

Convertible Promissory Notes

During the six months ended June 30, 2013, the Company elected to assign $345,000 of loans payable to two unrelated third parties. Pursuant to the agreement, the loans payable notes were converted into convertible promissory notes. In addition, another $140,500 of convertible promissory notes were issued. In the six months ended June 30, 2013, $195,000 of convertible promissory notes were converted into 46,245,370 common shares. Subsequent to June 30, 2013, an additional $340,000 of convertible promissory notes were issued and $63,840 of convertible promissory notes were converted into 34,864,893 common shares.

As of the date of this Quarterly Report, there are 676,585,525 shares were issued and 408,169,941 shares issued and outstanding.

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

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
New Mexico Mississippi	13,339 21,000
Total	34,339
____________
(*)	Certain of our interests in our oil and gas properties may be less than 100%. Accordingly, we have presented the acreage of our oil and gas properties on a net acre basis.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS DATA
			Inception
	Six Months Ended		(October 19, 2004)
	June 30,		To June 30,
	2013	2012	2013
General and Administrative Expense
Investor relations expenses	$-	$-	$921,268
Consulting expense	23,483	22,700	1,047,695
Management fees - related party	68,766	54,040	1,466,250
Management fees - stock based	-	-	2,430,585
compensation
Impairment of oil and gas properties	-	-	6,708,952
Office and general	26,181	51,453	1,187,265
Professional fees	35,061	25,173	1,205,002

Total G&A expense	153,491	153,366	14,967,017

Net operating loss	(153,491)	(153,366)	(14,967,017)

Other expense
Gain on expired oil and gas lease option	-	-	100,000
Gain on forgiveness of debt	-	-	229,423
Abandonment expense	-	(50,000)	(50,000)
Financing costs	-	-	(424,660)
Interest expense	(33,875)	(9,302)	(209,383)
Interest expense - derivative	(803,633)	-	(803,633)

Total other expense	(837,508)	(59,302)	(1,158,253)

Net loss	$(990,999)	$(212,668)	$(16,125,270)

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

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012

Our net loss for the three month period ended June 30, 2013 was $901,391 compared to a net loss of $144,061 during the three month period ended June 30, 2012, an increase of $757,330. During the three month periods ended June 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended June 30, 2013, we incurred general and administrative expenses of $81,409 compared to $88,631 incurred during the three month period ended June 30, 2012, a decrease of $7,222. These general and administrative expenses incurred during the three month period ended June 30, 2013 consisted of (i) office and general of $17,807; (ii) professional fees of $11,836; (iii)  consulting fees of $18,000 and (iv) management fees – related party of $33,766  as compared to the three month period ended June 30, 2012, which consisted of (i) office and general of $29,836; (ii) professional fees of $9,075; (iii)  consulting fees of $22,200 and (iv) management fees – related party of $27,520.

General and administrative expenses incurred during the three month period ended June 30, 2013 compared to the three month period ended June 30, 2012 decreased primarily due to lower rent expense by consolidating offices in the UK.

During the three month period ended June 30, 2013 interest expense incurred was $16,349, interest expense-derivative on convertible promissory notes was $803,633, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $0 as compared to the three month period ended June 30, 2012, where in interest expense incurred was  $5,430, interest expense-derivative on convertible promissory notes was $-0- and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000. Our net loss during the three month period ended June 30, 2013 was $901,391 or ($0.00) per share compared to a net loss of $144,061 or ($0.00) per share during the three month period ended June 30, 2012. The weighted average number of shares outstanding was 345,665,456 for the three month period ended June 30, 2013 compared to 267,269,420 for the three month period ended June 30, 2012.

Six Month Period Ended June 30, 2013 Compared to Six Month Period Ended June 30, 2012

Our net loss for the six month period ended June 30, 2013 was $990,999 compared to a net loss of $212,668 during the six month period ended June 30, 2012, an increase of $778,331. During the six month periods ended June 30, 2013 and 2012, we did not generate any revenue.

During the six month period ended June 30, 2013, we incurred general and administrative expenses of $153,491 compared to $153,366 incurred during the six month period ended June 30, 2012, a decrease of $126. These general and administrative expenses incurred during the six month period ended June 30, 2013 consisted of: (i) consulting fees of $23,483, (ii) office and general of $26,181; (iii) professional fees of $35,061; and (iv)management fees – related party of $68,766 as compared to the six month period ended June 30, 2012 consisted of: (i) consulting fees of  $22,700; (ii) office and general of $51,453; (iii) professional fees of $25,173; and (iv)management fees – related party of $54,040.

General and administrative expenses incurred during the six month period ended June 30, 2013 compared to the six month period ended June 30, 2012 decreased primarily due to lower rent expense by consolidating offices in the UK.

Of the $153,491 incurred as general and administrative expenses during the six month period ended June 30, 2013, we incurred management fees of $68,766. As of June 30, 2013, the total amount due and owing in accrued and unpaid management fees and expenses was $27,402.

During the six month period ended June 30, 2013 interest expense incurred was $33,875, interest expense-derivative on convertible promissory notes was $803,633, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $-0-, as compared to the six month period ended June 30, 2012, wherein interest expense incurred was $9,302, interest expense-derivative on convertible promissory notes was $-0-, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000. Our net loss during the six month period ended June 30, 2013 was $990,999, or ($0.00) per share compared to a net loss of $212,668, or ($0.00) per share, during the six month period ended June 30, 2012. The weighted average number of shares outstanding was 338,343,719 for the six month period ended June 30, 2013 compared to 265,165,690 for the six month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2013

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between June 30, 2013 and December 31, 2012:

	June 30,	December 31,	$	%
	2013	2012	Change	Change
Working capital	$(1,987,296)	$(1,213,019)	$(774,277)	63.8%
Cash	$28,361	$7,575	$20,786	274.4%
Total current assets	$32,549	$7,599	$24,950	328.3%
Total assets	$381,813	$357,807	$24,006	6.7%
Accounts payable and accrued liabilities	$469,113	$464,519	$4,594	1.0%
Loan payable	$443,920	$756,100	$(312,180)	(41.3%)
Convertible promissory notes	$275,777	$-	$275,777	Over 100%
Derivative liability	$803,633	$-	$803,633	Over 100%
Total current liabilities	$2,019,845	$1,220,618	$799,227	65.5%
Total liabilities	$2,019,845	$1,220,618	$799,227	65.5%

At June 30, 2013, our working capital deficit increased as compared to December 31, 2012, primarily as a result of an increase in liabilities from convertible promissory notes of $275,777, with corresponding derivative liability of $803,633 and accounts payable and accrued expenses of $4,594, which were from expenses incurred from the year end filing requirements.

Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2013, net cash flows used in operating activities was $124,714. Net cash flows used in operating activities was changed by $944 of amortization, $33,875 in accrued interest on loans payable, $803,633 in accrued interest-derivative, $17,884 in due to related parties, ($4,164) in prepaids and $14,112 in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $-0- for the six months ended June 30, 2013..

Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity, debt and convertible debt instruments. For the six month period ended June 30, 2013, net cash flows provided by financing activities was $145,500 as compared to $145,500 for the six month period ended June 30, 2012.

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

Taglikeme Corp is negotiating with a number of parties with a view to bring monetization into the company as soon as possible.  These negotiations are advanced and could result in an early acquisition to ensure that value is added for shareholders.

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

MATERIAL COMMITMENTS

In the six months ended June 30, 2013, the Company entered into eight convertible note agreements.

On April 15, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $32,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 3 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $101,298 as of June 30, 2013 using the Black Scholes Model.

On April 15, 2013, Magna Group, LLC was assigned $95,000 of the Company’s note payable debt.  In connection with assignment of the debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $95,000 convertible note payable with interest of 12% per annum, unsecured, and due April 14, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the lowest of the three trading prices in the previous 3 days leading up to the date of conversion. On May 6, 2013, Magna Group, LLC exercised its option to convert the entire $95,000 of debt into 17,101,710 common shares.  The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior to June 30, 2013.

On May 10, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $31,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $110,452 as of June 30, 2013 using the Black Scholes Model.

On May 10, 2013, Magna Group, LLC was assigned $100,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $100,000 convertible note payable due interest at 12% per annum, unsecured, and due May 10, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On May 28, 2013, Magna Group, LLC exercised its option to convert $35,000 of debt into 6,427,916 common shares. On June 10, 2013, Magna Group, LLC exercised its option to convert $25,000 of debt into 4,545,454 common shares.   On June 18, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 4,489,338 common shares. On June 28, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 6,080,477 common shares. The Company did not record a derivative expense for this convertible note payable because it was converted in full for common shares prior to June 30, 2013.

On May 21, 2013, WHC Capital, LLC was assigned $100,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with WHC Capital ,LLC for a $100,000 convertible note payable due interest at 10% per annum, unsecured, and due March 21, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On June 20, 2013, WHC Capital, LLC exercised its option to convert $20,378 of debt into 4,500,000 common shares.  As the conversion rate is floating in nature, the Company calculated a derivative liability of $228,261 as of June 30, 2013 using the Black Scholes Model.

On May 31, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $31,500 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $98,181 as of June 30, 2013 using the Black Scholes Model.

On May 31, 2013, Magna Group, LLC was assigned $50,000 of the Company’s note payable debt.  In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $50,000 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $155,843 as of June 30, 2013 using the Black Scholes Model.

On June 14, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC for a $45,000 convertible note payable due interest at 10% per annum, unsecured, and due May 21, 2014.  The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As the conversion rate is floating in nature, the Company calculated a derivative liability of $109,598 as of June 30, 2013 using the Black Scholes Model.

The total amount of principle and accrued interest on convertible notes payable is as follows:

	June 30, 2013	December 31, 2012
Convertible Notes Payable- WHC Capital, LLC	$124,622	$-
Convertible Notes Payable- Magna Group, LLC	50,000	-
Convertible Notes Payable- Hanover Holdings I, LLC	95,500	-
Accrued Interest	5,655	-
Derivative Liability	803,633	-
Total	$1,079,410	-

For the six months ended June 30, 2013, the Company recorded a derivative expense of $803,633.  For the six months ended June 30, 2013, the Company recorded interest expense related to the convertible notes in the amount of $5,655.

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement.  The promissory note is due on demand and bears interest at 10% per annum.  Total accrued interest at June 30, 2013 is $14,865.  An assignment of $245,000 was made to third parties leaving a balance outstanding of $14,865 at June 30, 2013.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum of which a total of $36,157 has accrued for interest as of June 30, 2013. This note is due on demand.  An assignment of $100,000 was made to a third party leaving a balance outstanding of $111,157 at June 30, 2013.

During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $3,159 has been accrued for interest as of June 30, 2013.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $5,635 has been accrued for interest as of June 30, 2013.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $5,970 has been accrued for interest as of June 30, 2013.

During 2012, the Company received loan proceeds of $34,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $5,478 leaving a total of $39,978 due against this promissory note at June 30, 2013.

During 2013, the Company received loan proceeds of $10,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $247 has been accrued for interest as of June 30, 2013.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $4,869 leaving a total of $55,734 owing on this promissory note at June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the six month period ended June 30, 2013.

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

New independent registered public accounting firm

On November 5, 2012, we engaged Patrick Rodgers, CPA, PA, as our new independent registered public accounting firm. During the two most recent fiscal years and through November 5, 2012, we have not consulted with Patrick Rodgers, CPA, PA regarding any of the following:

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

TAGLIKEME CORP.

Dated: August 14, 2013	By:	/s/ Richard Elliot Square
Richard Elliot Square President and
Chief Executive Officer

Dated: August 14, 2013	By:	/s/ Peter Kartsten
Chief Financial Officer