Form 10-Q
period 2013-09-30
TagLikeMe Corp.
filed 2013-11-19
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 18, 2013
Common Stock, $0.001	888,640,268

TAGGLIKEME CORP.

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$10,475	$7,575
Prepaid expenses and other	4,188	24

TOTAL CURRENT ASSETS	14,663	7,599

Equipment, net	1,490	2,906
Goodwill	347,302	347,302

TOTAL ASSETS	$363,455	$357,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$470,107	$455,001
Due to related parties (Note 5 )	24,273	9,518
Loans payable (Note 6)	135,669	756,100
Convertible promissory notes (Note 7)	347,742	-
Derivative liability (Note 7)	3,648,697	-

TOTAL CURRENT LIABILITIES	4,626,488	1,220,618

GOING CONCERN (Note 1)

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock, $0.001 par value: 2,000,000,000 shares authorized,
612,794,095 and 330,940,630 issued and outstanding
at September 30, 2013 and December 31, 2012, respectively	612,792	330,940
Stock subscription Payable		-
Additional paid-in capital	14,598,946	13,940,520
Accumulated deficit during exploration stage	(19,474,771)	(15,134,271)

TOTAL STOCKHOLDERS’ DEFICIT	(4,263,033)	(862,811)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$363,455	$357,807

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception (October 19, 2004) to September 30,
	2013	2012	2013	2012	2013

GENERAL AND ADMINISTRATIVE EXPENSES
Investor relations	$-	$-	$-	$-	$921,268
Consulting fees	9,000	78,525	32,483	101,225	1,056,695
Management fees – related party	30,000	7,000	98,766	61,040	1,496,250
Management fees - stock based compensation	-	-	-	-	2,430,595
Impairment of oil and gas properties	-	-	-	-	6,708,952
Office and general	15,777	136,847	41,958	188,300	1,203,032
Professional fees	50,000	61,849	85,061	87,022	1,255,002

NET OPERATING LOSS:	(104,777)	(284,221)	(258,268)	(437,587)	(15,071,794)

OTHER EXPENSE
Gain on expired oil and gas lease option	-	-	-	-	100,000
Financing costs	-	-	-	-	(424,660)
Gain on forgiveness of debt	-	-	-	-	229,423
Abandonment expense	-	-	-	(50,000)	(50,000)
Interest expense	(15,557)	(7,459)	(49,432)	(16,761)	(224,940)
Interest expense-derivative (Note 7)	(3,229,168)	-	(4,032,801)	-	(4,032,801)

TOTAL OTHER EXPENSE	(3,244,725)	(7,459)	(4,082,233)	(66,761)	(4,402,978)

NET LOSS	$(3,349,502)	$(291,680)	$(4,340,501)	$(504,348)	$(19,474,772)

BASIC LOSS PER COMMON SHARE	$(0.01)	$-	$(0.01)	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND FULLY DILUTED	470,829,150	330,940,630	392,929,345	287,339,309

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		Inception (October 19, 2004) To September 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,340,501)	$(504,348)	$(19,474,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,416	237	2,503
Stock based compensation	-	-	2,430,595
Write off of management fees	-	-	(229,423)
Impairment of oil and gas properties	-	-	6,708,952
Abandonment expense	-	-	50,000
Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
Interest accrued-loans payable and convertible notes	49,432	16,760	97,993
Interest accrued-derivative	3,648,697	-	3,648,697
Prepaid expenses and other	(4,164)	(36,871)	(22,952)
Due to related parties accrued	14,755	188,329	292,001
Accounts payable and accrued liabilities	(1,388)	55,316	604,042

NET CASH USED IN OPERATING ACTIVITIES	(631,753)	(280,577)	(5,467,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Goodwill	-	-	(2,841)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	-	187	187

NET CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES	-	187	(3,359,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Proceeds from loan payable	-	85,000	701,538
Payments on loan payable	-	-	-
Proceeds from convertible promissory notes	634,651	-	634,651
Payments to related parties	-	-	(1,815,000)
Proceeds from related parties	-	191,586	3,535,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	634,651	276,586	8,837,284

INCREASE (DECREASE) IN CASH	2,900	(3,804)	10,475
CASH, BEGINNING OF PERIOD	7,575	4,119	-
CASH, END OF PERIOD	$10,475	$315	$10,475
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$48,387
Common stock issued for acquisition of Glob Media	$-	$272,272	$272,272
Net liabilities assumed in acquisition of Glob Media	$-	$272,085	$272,085
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Forgiveness of debt	$-	$-	$229,423
Common stock issued for settlement of debts	$-	$135,000	$3,196,997
Common stock issued for conversion of notes payable	$279,218	$-	$279,218

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER
 30, 2013
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

Going concern

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of September 30, 2013, the Company has an accumulated deficit of $19,474,771 The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

NOTE 2 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012 that exceeded federally insured limits.

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

At September 30, 2013, the Company had ten outstanding convertible notes payable. If all of these convertible notes were converted at their specific rates, this would result in 436,668,986 newly issued common shares.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at September 30, 2013, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 3 – EQUIPMENT

Fixed assets, stated at cost, less accumulated depreciation at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Equipment	$3,143	$3,143
Less: Accumulated Depreciation	(1,653)	(237)
Equipment, net	$1,490	$2,906

Depreciation expense

Depreciation expense for the nine months ended September 30, 2013 and the year ended December 31, 2012 was $1,416 and $237, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital

The Company is authorized to issue 2,000,000,000 shares of common stock with a par value of $0.001 per share.

The Company has 854,381,016 common shares issued and 612,794,095 common shares outstanding as of September 30, 2013.

Common shares issued and outstanding

During the nine months ended September 30, 2013, the Company issued 281,853,465 common shares as follows:

On May 7, 2013, the Company issued 17,101,710 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On May 28, 2013, the Company issued 6,427,916 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On June 10, 2013, the Company issued 4,545,454 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On June 18, 2013, the Company issued 4,489,338 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On June 25, 2013, the Company issued 4,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 2, 2013, the Company issued 6,080,477 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 16, 2013, the Company issued 6,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 16, 2013, the Company issued 15,584,416 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 17, 2013, the Company issued 12,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 23, 2013, the Company issued 8,471,075 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On July 31, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On August 6, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On August 7, 2013, the Company issued 13,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On August 26, 2013, the Company issued 21,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On August 29, 2013, the Company issued 20,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On September 5, 2013, the Company issued 22,300,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On September 9, 2013, the Company issued 8,913,079 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On September 13, 2013, the Company issued 23,400,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On September 20, 2013, the Company issued 24,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

On September 27, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of September 30, 2013.

Common shares issued and not yet outstanding

During the nine months ended September 30, 2013, the Company issued 241,586,921 common shares that are not yet outstanding as of September 30, 2013. They are as follows:

On April 10, 2013, the Company issued 15,000,000 common shares pursuant to a convertible promissory note. As of September 30, 2013, these common shares were held in escrow and not outstanding.

On May 14, 2013, the Company issued 20,000,000 common shares pursuant to a convertible promissory note. As of September 30, 2013, these common shares were held in escrow and not outstanding.

On June 3, 2103, the Company issued 15,000,000 common shares pursuant to a convertible promissory note. As of September 30, 2013, these common shares were held in escrow and not outstanding.

On August 19, 2103, the Company issued 187,000,000 common shares pursuant to a convertible promissory note. As of September 30, 2013, these common shares were held in escrow and not outstanding.

On September 10, 2103, the Company issued 4,586,921 common shares pursuant to a convertible promissory note. As of September 30, 2013, these common shares were held in escrow and not outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Management Fees

During the nine months ended September 30, 2013 and 2012, the Company incurred $98,766 and $61,040 of management fees to officers and directors. At September 30, 2013 and December 31, 2012, total amounts due to related parties in accrued and unpaid management fees were $24,273 and $9,518.

NOTE 6 – LOANS PAYABLE

During the nine months ended September 30, 2013, the Company entered into eight Securities Purchase Agreements with three unrelated third parties. The unrelated third parties were assigned $656,630 of the Company’s loans payable debt. Pursuant to the agreement, the terms of the debt were restructured to give convertible features, which are further described in note 7. The Company accrued interest on the loans payable in the amount of $9,600 for the nine months ended September 30, 2013.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

In the nine months ended September 30, 2013, the Company entered into nine convertible note agreements.

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $32,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 3 days leading up to the date of conversion.

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

On May 21, 2013, WHC Capital, LLC was assigned $100,000 of the Company’s note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with WHC Capital ,LLC for a $100,000 convertible note payable due interest at 10% per annum, unsecured, and due March 21, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On June 20, 2013, WHC Capital, LLC exercised its option to convert $20,378 of debt into 4,500,000 common shares. On July 16, 2013, WHC exercised its option to convert $15,840 of debt into 6,000,000 common shares. On July 17, 2013, WHC exercised its option to convert $27,500 of debt into 12,500,000 common shares. On August 7, 2013, WHC exercised its option to convert $24,750 of debt into 13,500,000 common shares. On September 9, 2013,WHC exercised its option to convert $12,419 of debt into 8,913,079 common shares.

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

On May 31, 2013, Magna Group, LLC was assigned $50,000 of the Company’s note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $50,000 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On July 16, 2013, Magna exercised its option to convert $30,000 of debt into 15,584,416 common shares. On July 23, 2013, Magna exercised its option to convert $20,000 of debt plus $500 in interest into 8,471,075 common shares.

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

On July 24, 2013, CP-US Income Group, LLC was assigned $100,000 of the Company’s note payable debt and $6,545 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $106,545 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On August 26, 2013, CP-US Income Group, LLC exercised its option to convert $8,162 of debt into 5,829,736 common shares. On September 5, 2013, CP-US Income Group, LLC exercised its option to convert $27,875 of debt into 22,300,000 common shares. On September 13, 2013, CP-US Income Group, LLC exercised its option to convert $23,400 of debt into 23,400,000 common shares. On September 20, 2013, CP-US Income Group, LLC exercised its option to convert $20,400 of debt into 24,000,000 common shares. On September 27, 2013, CP-US Income Group, LLC exercised its option to convert $18,750 of debt into 25,000,000 common shares.

On July 24, 2013, CP-US Income Group, LLC was assigned $25,000 of the Company’s note payable debt and $3,303 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $28,303 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On July 24, 2013, CP-US Income Group, LLC was assigned $60,000 of the Company’s note payable debt and $5,980 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $65,980 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On July 24, 2013, CP-US Income Group, LLC was assigned $75,000 of the Company’s note payable debt and $35,801 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $110,801 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On July 31, 2013, CP-US Income Group, LLC exercised its option to convert $32,655 of debt into 18,660,000 common shares. On August 6, 2013, CP-US Income Group, LLC exercised its option to convert $27,900 of debt into 18,660,000 common shares. On August 26, 2013, CP-US Income Group, LLC exercised its option to convert $21,742 of debt into 15,530,264 common shares. On August 29, 2013, CP-US Income Group, LLC exercised its option to convert $28,504 of debt into 20,360,000 common shares.

On July 24, 2013, the Company entered into a Securities Purchase Agreement with CP-US Income LLC for a $80,000 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC for a $25,000 convertible note payable due interest at 10% per annum, unsecured, and due September 26, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

Conversion of convertible debt

In the nine months ended September 30, 2013, Magna Group, LLC converted $245,000 of convertible debt and $900 of accrued interest into 62,700,386 common shares, WHC Capital, LLC converted $100,000 of convertible debt and $886 of accrued interest into 45,413,039 common shares, and CP-US Income LLC converted $167,042 of convertible debt and $42,346 of accrued interest into 173,740,000 common shares. The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2013	December 31, 2012

Convertible Notes Payable- Magna Group, LLC	$-	$-
Convertible Notes Payable- Hanover Holdings I, LLC	95,500	-
Convertible Notes Payable- WHC Capital, LLC	70,000	-
Convertible Notes Payable - CP-US Income, LLC	182,242	-
Total Convertible Notes Payable	$347,742	$-

For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the convertible notes in the amount of $16,494 and $0.

Derivative liability

At September 30, 2013 and December 31, 2012, the Company had $3,648,697 and $0 in derivative liability pertaining to the outstanding convertible notes.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

Convertible Promissory Notes Issued:

On November 1, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC for a $133,705 convertible promissory note payable due interest at 8% per annum, unsecured, and due November 1, 2014. The $133,705 of debt includes $80,000 in debt assigned from CP-US Income Group pursuant to its convertible promissory note dated July 24, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion.

On November 11, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $9,000 convertible promissory note payable due interest at 12% per annum, unsecured, and due November 11, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion.

Convertible Promissory Notes Converted:

On October 3, 2013, CP-US Income Group LLC exercised its option to convert $7,958 of debt into 11,369,229 common shares.

On October 3, 2013, CP-US Income Group LLC exercised its option to convert $13,042 of debt into 18,630,771 common shares.

On October 9, 2013, CP-US Income Group LLC exercised its option to convert $19,500 of debt into 30,000,000 common shares.

On October 14, 2013, CP-US Income Group LLC exercised its option to convert $20,800 of debt into 32,000,000 common shares.

On October 17, 2013, CP-US Income Group LLC exercised its option to convert $8,161 of debt into 12,555,492 common shares.

On October 17, 2013, CP-US Income Group LLC exercised its option to convert $12,639 of debt into 19,444,508 common shares.

On October 21, 2013, CP-US Income Group LLC exercised its option to convert $18,788 of debt into 28,904,615 common shares.

On November 1, 2013, IBC Funds,LLC exercised its option to convert $19,525 of debt into 37,000,000 common shares.

On November 8, 2013, IBC Funds,LLC exercised its option to convert $17,100 of debt into 38,000,000 common shares.

On November 8, 2013, Hanover Holdings,LLC exercised its option to convert $12,500 of debt into 22,727,273 common shares.

On November 12, 2013, IBC Funds,LLC exercised its option to convert $8,825 of debt into 25,214,285 common shares.

Common shares issued and not yet outstanding

On November 11, 2103, the Company issued 75,000,000 common shares pursuant to a convertible promissory note. As of November 18, 2013, these common shares were held in escrow and not outstanding.

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

Articles of Merger

On May 29, 2012, we filed with the Nevada Secretary of State Articles of Merger pursuant to which we merged into our wholly-owned subsidiary, TagLikeMe Corp., and the surviving corporation. Thus, our name was changed to "TagLikeMe Corp." pursuant to the Articles of Merger (the "Name Change"). The Name Change was approved by our board of directors pursuant to written consent resolutions dated May 30, 2012. We filed the appropriate documentation with FINRA in order to effectuate the Name Change in the OTC Markets. The Name Change was effected on the OTC Markets June 15, 2012. Our new CUSIP number is 87378P 105.
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

Convertible Promissory Notes

During the nine months ended September 30, 2013, the Company elected to assign $356,630 of loans payable to three unrelated third parties. Pursuant to the agreement, the loans payable notes were converted into convertible promissory notes. In addition, another $245,500 of convertible promissory notes were issued. In the nine months ended September 30, 2013, $16,042 of convertible promissory notes including $42,346 in accrued interest were converted into 173,740,000 common shares. Subsequent to September 30, 2013, $235,946 of convertible promissory notes were converted into 253,118,900 common shares.

As of the date of this Quarterly Report, there are 1,704,285,630 shares were issued and 888,640,268 shares issued and outstanding.

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

RESULTS OF OPERATION

STATEMENT OF OPERATIONS DATA

	Nine Months Ended		Inception (October 19, 2004) To
	September 30,		September 30,
	2013	2012	2013
General and Administrative Expense
Investor relations expenses	$-	$-	$921,268
Consulting expense	32,483	101,225	1,056,695
Management fees - related party	98,766	61,040	1,496,250
Management fees - stock based	-	-	2,430,595
compensation
Impairment of oil and gas properties	-	-	6,708,952
Office and general	41,958	188,300	1,203,032
Professional fees	85,061	87,022	1,255,002

Total G&A expense	258,268	437,587	15,071,794

Net operating loss	(258,268)	(437,587)	(15,071,794)

Other expense
Gain on expired oil and gas lease option	-	-	100,000
Gain on forgiveness of debt	-	-	229,423
Abandonment expense	-	(50,000)	(50,000)
Financing costs	-	-	(424,660)
Interest expense	(49,432)	(16,761)	(224,940)
Interest expense - derivative	(4,032,801)	-	(4,032,801)

Total other expense	(4,082,233)	(66,761)	(4,402,978)

Net loss	$(4,340,501)	$(504,348)	$(19,474,772)

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

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012

Our net loss for the three month period ended September 30, 2013 was $3,349,502 compared to a net loss of $291,680 during the three month period ended September 30, 2012, an increase of $3,057,822. During the three month periods ended September 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended September 30, 2013, we incurred general and administrative expenses of $104,777 compared to $284,221 incurred during the three month period ended September 30, 2012, a decrease of $179,444. These general and administrative expenses incurred during the three month period ended September 30, 2013 consisted of (i) office and general of $15,777; (ii) professional fees of $50,000; (iii) consulting fees of $9,000 and (iv) management fees – related party of $30,000, as compared to the three month period ended September 30, 2012, which consisted of (i) office and general of $136,847; (ii) professional fees of $61,849; (iii) consulting fees of $78,525 and (iv) management fees – related party of $7,000.

General and administrative expenses incurred during the three month period ended September 30, 2013 compared to the three month period ended September 30, 2012 decreased primarily due to lower rent expense by consolidating offices in the UK.

During the three month period ended September 30, 2013 interest expense incurred was $15,557, interest expense-derivative on convertible promissory notes was $3,229,168, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $0 as compared to the three month period ended September 30, 2012, where in interest expense incurred was $7,459, interest expense-derivative on convertible promissory notes was $-0- and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000. Our net loss during the three month period ended September 30, 2013 was $3,349,502 or ($0.01) per share compared to a net loss of $291,680 or ($0.00) per share during the three month period ended September 30, 2012. The weighted average number of shares outstanding was 470,829,150 for the three month period ended September 30, 2013 compared to 330,940,630 for the three month period ended September 30, 2012.

Nine Month Period Ended September 30, 2013 Compared to Nine Month Period Ended September 30, 2012

Our net loss for the nine month period ended September 30, 2013 was $4,340,501 compared to a net loss of $504,348 during the nine month period ended September 30, 2012, an increase of $3,836,163. During the nine month periods ended September 30, 2013 and 2012, we did not generate any revenue.

During the nine month period ended September 30, 2013, we incurred general and administrative expenses of $258,268 compared to $437,587 incurred during the nine month period ended September 30, 2012, a decrease of $179,319. These general and administrative expenses incurred during the nine month period ended September 30, 2013 consisted of: (i) consulting fees of $32,483, (ii) office and general of $41,958; (iii) professional fees of $85,061; and (iv)management fees – related party of $98,766, as compared to the nine month period ended September 30, 2012, which consisted of: (i) consulting fees of $101,225; (ii) office and general of $188,300; (iii) professional fees of $87,022; and (iv)management fees – related party of $61,040.

General and administrative expenses incurred during the nine month period ended September 30, 2013 compared to the nine month period ended September 30, 2012 decreased primarily due to lower rent expense by consolidating offices in the UK.

Of the $258,268 incurred as general and administrative expenses during the nine month period ended September 30, 2013, we incurred management fees of $98,766. As of September 30, 2013, the total amount due and owing in accrued and unpaid management fees and expenses was $24,273.

During the nine month period ended September 30, 2013 interest expense incurred was $49,432, interest expense-derivative on convertible promissory notes was $4,032,801, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $-0-, as compared to the nine month period ended September 30, 2012, wherein interest expense incurred was $16,761, interest expense-derivative on convertible promissory notes was $-0-, and abandonment expense incurred for plugging and abandoning the Boggs #1 well was $50,000. Our net loss during the nine month period ended September 30, 2013 was $4,340,501, or ($0.01) per share compared to a net loss of $504,348, or ($0.00) per share, during the nine month period ended September 30, 2012. The weighted average number of shares outstanding was 392,929,345 for the nine month period ended September 30, 2013 compared to 287,339,309 for the nine month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2013

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between September 30, 2013 and December 31, 2012:

	September 30,	December 31,	$	%
	2013	2012	Change	Change
Working capital	$(4,611,825)	$(1,213,019)	$(3,398,806)	280.2%
Cash	$10,475	$7,575	$2,900	38.3%
Total current assets	$14,663	$7,599	$7,064	93.0%
Total assets	$363,455	$357,807	$5,648	1.6%
Accounts payable and accrued liabilities	$470,127	$455,001	$15,126	2.9%
Loan payable	$135,668	$756,100	$(620,432)	(41.3%)
Convertible promissory notes	$347,742	$-	$347,742	Over 100%
Derivative liability	$3,648,697	$-	$3,648,697	Over 100%
Total current liabilities	$4,626,488	$1,220,618	$3,405,870	279.0%
Total liabilities	$4,626,488	$1,220,618	$3,405,870	279.0%

At September 30, 2013, our working capital deficit increased as compared to December 31, 2012, primarily as a result of an increase in liabilities from convertible promissory notes of $364,236, with corresponding derivative liability of $3,648,697 and accounts payable and accrued expenses of $13,367, which were from expenses incurred from the year end filing requirements.

Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2013, net cash flows used in operating activities was $631,753. Net cash flows used in operating activities was changed by $1,416 of amortization, $49,432 in accrued interest on loans payable, $3,648,697 in accrued interest-derivative, $14,755 in due to related parties, ($4,164) in prepaids and ($1,388) in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $-0- for the nine months ended September 30, 2013.

Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity, debt and convertible debt instruments. For the nine month period ended September 30, 2013, net cash flows provided by financing activities was $634,651 as compared to $276,586 for the nine month period ended September 30, 2012.

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

MATERIAL COMMITMENTS

In the nine months ended September 30, 2013, the Company entered into nine convertible note agreements.

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $32,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 3 days leading up to the date of conversion.

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

On May 21, 2013, WHC Capital, LLC was assigned $100,000 of the Company’s note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with WHC Capital ,LLC for a $100,000 convertible note payable due interest at 10% per annum, unsecured, and due March 21, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On June 20, 2013, WHC Capital, LLC exercised its option to convert $20,378 of debt into 4,500,000 common shares. On July 16, 2013, WHC exercised its option to convert $15,840 of debt into 6,000,000 common shares. On July 17, 2013,WHC exercised its option to convert $27,500 of debt into 12,500,000 common shares. On August 7, 2013,WHC exercised its option to convert $24,750 of debt into 13,500,000 common shares. On September 9, 2013,WHC exercised its option to convert $12,419 of debt into 8,913,079 common shares.

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

On May 31, 2013, Magna Group, LLC was assigned $50,000 of the Company’s note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $50,000 convertible note payable due interest at 12% per annum, unsecured, and due January 31, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On July 16, 2013,Magna exercised its option to convert $30,000 of debt into 15,584,416 common shares. On July 23, 2013,Magna exercised its option to convert $20,000 of debt plus $500 in interest into 8,471,075 common shares.

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

On July 24, 2013, CP-US Income Group, LLC was assigned $100,000 of the Company’s note payable debt and $6,545 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $106,545 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On August 26, 2013, CP-US Income Group, LLC exercised its option to convert $8,162 of debt into 5,829,736 common shares. On September 5, 2013, CP-US Income Group, LLC exercised its option to convert $27,875 of debt into 22,300,000 common shares. On September 13, 2013, CP-US Income Group, LLC exercised its option to convert $23,400 of debt into 23,400,000 common shares. On September 20, 2013, CP-US Income Group, LLC exercised its option to convert $20,400 of debt into 24,000,000 common shares. On September 27, 2013, CP-US Income Group, LLC exercised its option to convert $18,750 of debt into 25,000,000 common shares.

On July 24, 2013, CP-US Income Group, LLC was assigned $25,000 of the Company’s note payable debt and $3,303 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $28,303 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On July 24, 2013, CP-US Income Group, LLC was assigned $60,000 of the Company’s note payable debt and $5,980 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $65,980 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On July 24, 2013, CP-US Income Group, LLC was assigned $75,000 of the Company’s note payable debt and $35,801 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $110,801 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On July 31, 2013, CP-US Income Group, LLC exercised its option to convert $32,655 of debt into 18,660,000 common shares. On August 6, 2013, CP-US Income Group, LLC exercised its option to convert $27,900 of debt into 18,660,000 common shares. On August 26, 2013, CP-US Income Group, LLC exercised its option to convert $21,742 of debt into 15,530,264 common shares. On August 29, 2013, CP-US Income Group, LLC exercised its option to convert $28,504 of debt into 20,360,000 common shares.

On July 24, 2013, the Company entered into a Securities Purchase Agreement with CP-US Income LLC for a $80,000 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC for a $25,000 convertible note payable due interest at 10% per annum, unsecured, and due September 26, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

The following table summarizes the total outstanding principle on convertible notes payable:

	September 30, 2013	December 31, 2012

Convertible Notes Payable- Magna Group, LLC	$-	$-
Convertible Notes Payable- Hanover Holdings I, LLC	95,500	-
Convertible Notes Payable- WHC Capital, LLC	70,000	-
Convertible Notes Payable - CP-US Income, LLC	182,242	-
Total Convertible Notes Payable	$347,742	$-

For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the convertible notes in the amount of $16,494 and $0.

Derivative liability

At September 30, 2013 and December 31, 2012, the Company had $3,648,697 and $0 in derivative liability pertaining to the outstanding convertible notes.

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest at September 30, 2013 is $14,865. An assignment of $245,000 was made to third parties leaving a balance outstanding of $14,865 at September 30, 2013.

During 2012, the Company received loan proceeds of $34,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $6,453 leaving a total of $40,953 due against this promissory note at September 30, 2013.

During 2013, the Company received loan proceeds of $10,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $503 has been accrued for interest as of September 30, 2013.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $4,869 leaving a total of $55,734 owing on this promissory note at September 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the nine month period ended September 30, 2013.

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
_____________
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

TAGLIKEME CORP.

Dated: November 19, 2013	By:	/s/ Richard Elliot Square
Richard Elliot Square President and
Chief Executive Officer

Dated: November 19, 2013	By:	/s/ Peter Kartsten
Peter Kartsten
Chief Financial Officer