Form 10-K
period 2013-12-31
TagLikeMe Corp.
filed 2014-04-15
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark One
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business of the registrant’s most recently completed second fiscal quarter: June 30, 2013: $ 527,362

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

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

Class Outstanding as of April 15, 2014 Common Stock, $0.001

Outstanding as of April 15, 2014: 4,230,201,560

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

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola. In accordance with the terms and provisions of the Securities Exchange Agreement, the Corporation shall acquire all of the issued and outstanding shares of stock of Nola from its sole shareholder, Gerard Danos, thus making Nola its wholly-owned subsidiary, in exchange for the issuance to Gerard Danos of an aggregate 10,000 shares of its Series A preferred stock of the Corporation. The shares of Series A Preferred Stock have voting rights. Gerard Danos as holder of the Series A preferred stock shall have the right to vote on any matter to be voted on by the stockholders of the Corporation (including any election or removal of the directors of the Corporation) and including to the extent specifically required by Nevada law. The voting rights of all then issued and outstanding shares of Series A preferred stock shall equal two times the voting rights of the then total issued and outstanding shares of common stock.

In further accordance with the terms and provisions of the Securities Exchange Agreement: (i) Gerard Danos shall be appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors; (ii) Richard Elliot-Square shall resign from all officer positions held and retain his position as a member of the Board of Directors until both parties agree as to his resignation; (iii) execution of an executive service agreement between the Corporation and Richard Elliot-Square; and (iv) execution of a settlement agreement between the Corporation and Richard Elliot-Square regarding the settlement of $225,000 in debt due and owing to Richard Elliot Square.

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production company. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas.

Stock Authorized

On January 7, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 4,000,000,000 shares, par value $0.001, and to create 20,000,000 shares of blank check preferred stock, par value $0.001 (Referenced in Note 15).

Effective February 10, 2014, our Board of Directors approved the designation of 2,000,000 shares of Series A preferred stock (the "Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Nevada Secretary of State on February 14, 2014 (Referenced in Note 15).

On March 13, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 7,000,000,000 shares, par value $0.001. On March 13, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 7,000,000,000 shares of common stock, par value $0.001 (referenced in Note 15).

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Taglikeme," refers to Taglikeme Corp.

TRANSFER AGENT

Our transfer agent is Transfer Online, Inc., 512 S.E. Salmon Street, Portland, Oregon 97214

CURRENT BUSINESS OPERATIONS

After consummation of the Share Exchange Agreement for the acquisition of Glob Media effective May 14, 2012, we commenced operating in the business of connecting online users with others while looking for online information and making it easier for them to collect and share that information. In turn, we focused on creating population centers of topic specific audiences that we planned to make available to third party ad publishers and information content providers. We were not a search engine nor did we intend to become one. It was a hybrid site we called a “Common Information Network” where we leveraged the existing search capabilities of major search engines, cross referenced the search information with real population remarks from major social and wiki networks, while giving our users the capability to collect, publish, share or collaborate their search information with whomever they choose in a public or private manner. As more and more users collect and tag search results, management believed that we would ultimately become a destination where people could look for already filtered and shared web information as well as connect, message and interact with other people searching for the same information as them.

At December 31, 2013, management of the Company performed an impairment analysis on the goodwill asset. They determined that goodwill was fully impaired as the Company is currently in the process of changing its business operations from software applications to oil and gas production and therefore recognized an impairment loss of $347,302.

Management recently made the decision to completely discontinue all operations relating to the search engine of TagLikeMe and believe it necessary to inform investors of the current business operations that the Company will be diligently pursing.

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola.

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production . Nola has purchased leases to multiple oilfield properties primarily in southwest Texas which include:

P.E. White Lease: 1,215 acres in Duval County, Texas, with 13 wells, one currently producing Mirando-quality crude and all others viable for production. An estimated 2.5 million barrels of oil are recoverable on the lease.

Bishop Cattle Company Lease: 480 acres in Duval County, Texas with 17 production wells onsite, currently all shut-in. Two wells will be immediately placed back into production, one of which was recently production-tested for 10-12 bpd. There are multiple productive zones on this underdeveloped property.

Moody & West Lease: 183 acres in Duval County, Texas with 7 wells, all of which are shut-in but have all produced viable oil from oilsand formations. These wells are believed to have significant reserves remaining behind pipe and undeveloped sands.

Oil and Gas Properties

Subsequent to December 31, 2013, the Company entered into a Securities Exchange Agreement with Nola Energy.  Nola Energy has purchased oil and gas leases in Duval County, Texas which will be further explored by the Company in 2014.

After consummation of the Share Exchange Agreement for the acquisition of Glob Media effective May 14, 2012, we remain holding title to certain oil and gas properties as previously disclosed; however, all these oil and gas properties discussed below have been fully impaired.

The acreage and location of our oil and gas properties is summarized as follows:

Net Acres(*)
Mississippi	21,000
New Mexico	13,339
Total:	34,339
_______________
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

New Mexico Prospect

As of the date of this Annual Report, we have leased various properties in the New Mexico Prospect totaling approximately 7,576 net acres within the State of New Mexico for a five year term expiring in 2013 for consideration of $112,883. We have a 100% working interest and an 84.5% net revenue interest in the leases comprising the New Mexico Prospect.

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

PRODUCTION INFORMATION

During fiscal year ended December 31, 2013 and previously, we had no oil and gas production.

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

DEVELOPED ACREAGE TABLE (1)

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

PROPOSED FUTURE BUSINESS OPERATIONS

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola.

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas.

While we also retain some oil and gas exploration leases from a previous business, there are no current plans to conduct any exploration on these leases over the next 12 months and all oil and gas properties have been fully impaired.

RESEARCH AND DEVELOPMENT ACTIVITIES

The Company, through its wholly owned subsidiary, Glob Media, has incurred approximately $638,000 on software development and $37,025 on research and development during the past two fiscal years for its products. None of these software development or research or development costs are borne by the customer.

EMPLOYEES

We do not employ any persons on a full-time or on a part-time basis. Richard Elliot-Square is currently our Chief Executive Officer and Chief Financial Officer/Treasurer. Mr. Elliot-Square is primarily responsible for all of our day-to-day operations. Gerard Danos was recently appointed President on February 27, 2014. Other services are provided by outsourcing and consultant and special purpose contracts.

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

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the exploration stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $19,000,123 from October 19, 2004 (inception) to December 31, 2013 and had incurred losses of approximately $3,865,852 during fiscal year ended December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

The uncertainty and factors described throughout this section may impede our ability to economically find, develop, produce, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We Have Received a Going Concern Opinion From Our Independent Auditors’ Report Accompanying Our December 31, 2013 and December 31, 2012 Financial Statements.

The independent auditor's report accompanying our December 31, 2013 and 2012 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

Risk related to search engine business

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

Moreover, the Company has a history of operating losses, expects to continue to incur losses, and may never be profitable, and the Company must be considered to be in the developmental stage. Further, in the past, the Company has been dependent on sales of its equity securities and debt financing to meet its cash requirements. The Company has incurred losses totaling approximately $19,000,123 from October 19, 2004 (inception) to December 31, 2013 and incurred losses of approximately $3,865,852 during fiscal year ended December 31, 2013. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to develop the Company's products and services in the open information network industry may be more than management currently anticipates; and (ii) the Company encounters greater costs associated with general and administrative expenses.

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

Risks related to oil and gas exploration and development

We will need to raise additional financing to complete further exploration activities.

Additional funding will be required to conduct our 2014 exploration program.  We anticipate that we will receive this funding from a variety of methods, including private placements, equity funding, entering into joint venture transactions with third parties, mezzanine financing and cash flows from successful wells (if any).

Furthermore, if the results of our initial exploratory activities on the Duval County, Texas properties justify further work, we will require significant additional financing in order to continue our exploration activities and, if warranted, to undertake any development activities. Our exploration and development of, and participation in, what could evolve into an increasing number of oil and gas prospects may require substantial capital expenditures.

There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. The continued exploration of our oil and gas properties, and the development of our business, will depend upon our ability to establish the commercial viability of our oil and gas properties, to develop cash flow from operations, and ultimately to achieve profitability, none of which can be assured.

We believe that debt financing will not be available to us, and that we will have to continue to rely on equity financing, the availability of which cannot be assured or, if available, may result in substantial dilution to our existing stockholders. Alternatively, we may be required to finance additional exploration work and, if merited, future development work on our oil and gas properties by offering interests in such properties to one or more third parties, on an earn-in basis.

We presently believe that debt financing (including project financing) will not be available to us. Accordingly, we will have to continue to rely on equity financing, the availability of which cannot be assured or, if available, may result in substantial dilution to our existing stockholders. If equity financing is not available on terms that are satisfactory to us, we may be required to finance additional exploration work and, if merited, future development work on our oil and gas properties by offering interests in such properties to one or more third parties, on an earn-in basis.

If we are unable to obtain additional financing when it is required, we will not be able to continue our exploration activities and our assessment of the commercial viability of our oil and gas properties. Further, if we are able to establish that development of our oil and gas properties is commercially viable, our inability to raise additional financing at that stage would result in our inability to place our oil and gas properties into production and recover our investment.

Exploration expenditures are difficult to predict, and there is no assurance that our actual cash requirements will not exceed our estimates.

There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that (i) exploration, drilling or completion costs costs for the Duval County, Texas properties increase beyond our expectations; or (ii) we encounter greater costs associated with general and administrative expenses or securities offering costs.

As our oil and gas properties do not contain any proved reserves, we may not discover commercially exploitable quantities of oil or gas on our properties that would enable us to enter into commercial production, achieve revenues and recover the money we spend on exploration.

Our existing properties do not contain any proved reserves in accordance with the definitions adopted by the SEC and there is no assurance that any exploration program that we carry out will establish reserves. There is a substantial risk that our exploration activities will not result in discoveries of commercially recoverable reserves of oil or gas. Any determination that any of our properties contain commercially recoverable quantities of oil or gas may not be reached until such time that final comprehensive feasibility studies have been concluded establishing that a potential reserve is likely to be economic. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that any of our oil and gas properties can be commercially developed.

Our exploration and development activities on our oil and gas properties may not be commercially successful, which could lead us to abandon our plans to develop the property and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of oil and natural gas on our properties that can then be developed into commercially viable operations. Oil and gas exploration is highly speculative in nature, involves many risks and is frequently non-productive. These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labour. The success of oil and gas exploration is determined in part by the following factors:

•	identification of potential oil and natural gas reserves based on superficial analysis;

•	availability of government-granted exploration permits;

•	the quality of management and geological and technical expertise; and

•	the capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop processes to extract oil and gas, and to develop the drilling and processing facilities and infrastructure at any chosen site. Whether an oil and gas reserve will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the reserve; oil and natural gas prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of oil and gas and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any oil or gas reserves in sufficient quantities on any of our properties to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable reserves of oil or natural gas on our property.

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

There can be no assurance that our current or planned drilling activities will be successful, and we may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in geological formations; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

We are a new entrant into the oil and gas exploration and development industry without profitable operating history.

Initially, our activities were limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of mineral properties. Subsequently, we changed our business strategy from mineral exploration to oil and gas exploration. As a result, there is limited information regarding our oil and gas property related production potential or revenue generation potential.

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

We may be unable to identify liabilities associated with the property or obtain protection from sellers against them.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our review of our current acquired property is inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. We may not be able to obtain indemnification or other protections from the sellers against such potential liabilities, which, if realized, would have a material adverse effect upon our results of operations.

The potential profitability of oil and gas ventures depends upon global political and market related factors beyond our control.

World prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. The potential profitability of oil and gas properties is dependent on these and other factors beyond our control. These factors may materially affect our financial performance if we are successful in our exploration activities and ultimately place any oil or gas wells into production, and, in the near term, may impact on our ability to raise financing for our exploration activities.

Production of oil and gas resources, if found, are dependent on numerous operational uncertainties specific to the area of the resource that affects its profitability.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, the production area specifics will affect profitability. Adverse weather conditions can hinder drilling operations and ongoing production work. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. Production and treatments on other wells in the area can have either a positive or negative effect on our production and wells. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The content of hydrocarbons is subject to change over the life of producing wells. The marketability of oil and gas from any specific reserve which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines, availability of room in the pipelines to accommodate additional production, processing and production equipment operating costs and equipment efficiency, market fluctuations of prices and oil and gas marketing relationships, local and state taxes, mineral owner and other royalties, land tenure, lease bonus costs and lease damage costs, allowable production, and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

If production results from operations, we will be dependent upon transportation and storage services provided by third parties.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, we will be dependent on the transportation and storage services offered by various interstate and intrastate pipeline companies for the delivery and sale of our gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject to the jurisdiction of the Federal Energy Regulatory Commission or state regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

Our results of operations will be dependent upon market prices for oil and gas, which fluctuate widely and are beyond our control.

If we are successful in our exploration activities and ultimately place any oil or gas wells into production, the production area specifics will affect profitability, our revenue, profitability, and cash flow will depend upon the prices and demand for oil and natural gas. The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired. Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) domestic and foreign governmental regulations; (iii) the price and availability of alternative fuels; (iv) technical advances affecting energy consumption; (v) proximity and capacity of oil and gas pipelines and other transportation facilities; (vi) political conditions in natural gas and oil producing regions; (vii) the domestic and foreign supply of natural gas and oil; (viii) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (ix) the price of foreign imports; and (x) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas, if any, will depend upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to oil and gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involves many industry related operating and implementation risks that can cause substantial losses, including, but not limited to, unproductive wells, natural disasters, facility and equipment problems and environmental hazards.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or cancelled as a result of other drilling and production, weather and natural disaster, equipment and service failure, environmental and regulatory, and site specific related factors, including but not limited to: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

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

In general, our exploration activities are, and any future production activities will be, subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our existing operations comply, in all material respects, with all applicable environmental regulations.

We do not insure against all risks, and we may be unable to obtain or maintain insurance to cover the risks associated with our operations at economically feasible premiums. Losses from an uninsured event may cause us to incur significant costs that could have a material adverse effect upon our financial condition.

Our insurance will not cover all the potential risks associated with the operations of an exploration stage oil and gas company. We may also be unable to obtain or maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, we expect that insurance against risks such as environmental pollution or other hazards as a result of exploration and production may be prohibitively expensive to obtain for a company of our size and financial means. We might also become subject to liability for pollution or other hazards for which insurance may not be available or for which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial condition, results of operations and cash flows.

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

Sales of a substantial number of shares of the Company's common stock in the public market by certain stockholders could cause a reduction in the market price of its common stock. As of the date of this Current Report, the Company has 4,230,201,560 shares of common stock issued and outstanding. Of the total number of shares of common stock issued and outstanding, certain stockholders are able to resell shares pursuant to the Registration Statement declared effective on February 14, 2006.

As of the date of this Current Report, there are 52,736,170 outstanding shares of common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”Any significant downward pressure on the price of our common stock as the selling stockholders sell their shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

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

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 7,000,000,000 shares of common stock, which authorized capital was increased simultaneously in accordance with the Forward Stock Split effective July 18, 2012. Effective February 10, 2014, our Board of Directors approved the designation of 2,000,000 shares of Series A preferred stock (the "Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Nevada Secretary of State on February 14, 2014 (Referenced in Note 15). Common stock and preferred stock are our only authorized class of stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTCQB under the symbol “MCKE:OB” on approximately May 24, 2006. Our common stock currently trades on the OTCQB under the symbol “TAGG”. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2013	$0.0019	$0.0005
September 30, 2013	$0.0017	$0.012
June 30, 2013	$0.0315	$0.0062
March 31, 2013	$0.05	$0.02
December 31, 2012	$0.44	$0.04
September 30, 2012	$0.47	$0.03
June 30, 2012	$0.05	$0.01
March 31,2012	$0.01	$0.01

As of April 15, 2014, we had 4,230,201,560 shares of our common stock outstanding. Our shares of common stock are held by approximately 32 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various securities brokers, dealers, and registered clearing agencies. There is no trading market for the shares of our preferred stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Morgan Creek Energy Corp. 2006 Stock Option Plan (the “2006 Plan”). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))

Equity Compensation Plans Approved by Security Holders (2006 Stock Option Plan)	-0-	-0-	50,000,000
Equity Compensation Plans Not Approved by Security Holders Warrants	-0-	-0-	-0-
Total	-0-

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

The remaining 2,000,000 Stock Options expired unexercised in 2012.

Thus, as of the date of this Annual Report, there are no Stock Options outstanding.

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

Common Stock Purchase Warrants

As of December 31, 2013 and as of the date of this Annual Report, there are no warrants issued and outstanding.

RECENT SALES OF UNREGISTERED SECURITIES

On June 15, 2012, the Company agreed to settle $135,000 of notes and accounts payable debts by issuing 22,500,000 common shares fair valued at $135,000 or $0.006 per share (Notes 7 and 11).

On June 29, 2012, the Company issued 45,378,670 shares of restricted common stock with a value of $272,272 related to the acquisition of Glob Media.

On May 7, 2013, the Company issued 17,101,710 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On May 28, 2013, the Company issued 6,427,916 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 10, 2013, the Company issued 4,545,454 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 18, 2013, the Company issued 4,489,338 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 25, 2013, the Company issued 4,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 2, 2013, the Company issued 6,080,477 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 16, 2013, the Company issued 6,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 16, 2013, the Company issued 15,584,416 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 17, 2013, the Company issued 12,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 23, 2013, the Company issued 8,471,075 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 31, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 6, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 7, 2013, the Company issued 13,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 26, 2013, the Company issued 21,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 29, 2013, the Company issued 20,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 5, 2013, the Company issued 22,300,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 9, 2013, the Company issued 8,913,079 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 13, 2013, the Company issued 23,400,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 20, 2013, the Company issued 24,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 27, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On October 3, 2013, the Company issued 30,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 9, 2013, the Company issued 30,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 14, 2013, the Company issued 32,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 17, 2013, the Company issued 32,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 21, 2013, the Company issued 28,904,615 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 1, 2013, the Company issued 37,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 8, 2013, the Company issued 38,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 8, 2013, the Company issued 22,727,273 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 13, 2013, the Company issued 25,214,285 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 20, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 20, 2013, the Company issued 37,878,788 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 22, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 29, 2013, the Company issued 43,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 5, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 9, 2013, the Company issued 43,022,729 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 17, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 18, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 19, 2013, the Company issued 85,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 20, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 23, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 23, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 30, 2013, the Company issued 5,785,714 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

Common shares issued and not yet outstanding

During the year ended December 31, 2013, the Company issued 536,672,501 common shares that are not yet outstanding as of December 31, 2013. They are as follows:

On May 31, 2013, the Company issued 83,333,333 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On June 14, 2013, the Company issued 26,339,168 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On October 31, 2013, the Company issued 150,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On November 11, 2013, the Company issued 75,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On December 18, 2013, the Company issued 202,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - SPECIAL MEETING OF SHAREHOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2013.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The summarized financial data set forth in the table above is derived from and should be read in conjunction with our audited financial statements for the period from inception (October 19, 2004) to fiscal year ended December 31, 2013, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012.

Our net loss for fiscal year ended December 31, 2013 was ($3,865,852) compared to a net loss of ($481,734) during fiscal year ended December 31, 2012 (an increase of $3,384,116). During fiscal years ended December 31, 2013 and 2012, we did not generate any revenue.

During fiscal year ended December 31, 2013, we incurred operating expenses of approximately $361,636 compared to $623,878 incurred during fiscal year ended December 31, 2012 (a decrease of $262,242). These operating expenses incurred during fiscal year ended December 31, 2013 consisted of: (i) consulting fees of $75,983 (2012: $143,675); (ii) management fees – related party of $128,766 (2012: $101,041); (iii) office and general of $58,345 (2012: $275,794); and (v) professional fees of $98,542 (2012: $103,368).

Operating expenses incurred during fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2012 decreased primarily due to lower office costs and lower consulting fees. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

During fiscal year ended December 31, 2013, we recorded total other expenses consisting of interest expense of $42,073 (2012: $37,279), impairment of goodwill of $347,302 (2012: $0), interest expense-derivative of $3,114,841 ( 2012: $Nil), a gain on forgiveness of debt of $0 ( 2012: $229,423) and abandonment expense of $0 ( 2012: $50,000).

Thus, our net loss during fiscal year ended December 31, 2013 was ($3,865,852) or ($0.00) per share compared to a net loss of ($481,734) or ($0.00) per share during fiscal year ended December 31, 2012. The weighted average number of shares outstanding was 1,041,468,158 for fiscal year ended December 31, 2013 compared to 298,515,200 for fiscal year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between December 31, 2013, and December 31, 2012:

	December 31, 2013	December 31, 2012	$ Change	% Change

Working Capital	$(3,865,803)	$(1,213,019)	$(2,638,784)	(Over 100)%
Cash	1,584	7,575	(5,991)	(79.1)%
Total current assets	1,608	7,599	(5,991)	(78.8)%
Total assets	3,098	357,807	(354,709)	(99.1)%
Accounts payable and accrued liabilities	441,631	455,001	(13,370)	(2.9)%
Loans payable	95,360	756,100	(660,740)	(87.4)%
Notes payable and accrued interest	187,443	-	187,443	Over 100%
Derivative liability	3,114,841	-	3,114,841	Over 100%
Total current liabilities	3,867,411	1,220,618	2,646,793	Over 100%
Total liabilities	3,867,411	1,220,618	2,646,793	Over 100%

At December 31, 2013, our working capital deficit decreased as compared to December 31, 2012, primarily as a result of an increase in derivative liability of $3,114,841.

Fiscal Year Ended December 31, 2013

As of December 31, 2013, our current assets were $1,608 (2012: $7,599) and our current liabilities were $3,867,411 ( 2012: $1,220,618), which resulted in a working capital deficit of $3,865,803 ( 2012: deficit of $1,213,019). As of December 31, 2013, current assets were comprised of: (i) $1,584 in cash ( 2012: $7,575); and (ii) $24 in prepaid expense ( 2012: $24). As of December 31, 2013, current liabilities were comprised of: (i) $441,631 in accounts payable and accrued liabilities ( 2012: $455,001); (ii) $28,136 in amounts due to related parties ( 2012: $9,518); (iii) $95,360 in loans payable ( 2012: $756,100); (iv) $187,443 in convertible loans ( 2012: $0): and (v) $3,114,841 in derivative liability (2012: $0).

As of December 31, 2013, our total assets were $3,098 ( 2012: $357,807) comprised of (i) cash of $1,584 ( 2012: $7,575), (ii) prepaids of $24 ( 2012: $24), (iii) and equipment of $1,490 ( 2012: $2,906).

As of December 31, 2013, our total liabilities were $3,867,411 ( 2012: $1,220,618) comprised entirely of current liabilities. The increase in liabilities during fiscal year ended December 31, 2013 from fiscal year ended December 31, 2012 was primarily due to derivative liability on convertible loans.

Stockholders’ Equity/Deficit decreased from a deficit of ($862,811) for fiscal year ended December 31, 2012 to Stockholders’ deficit of ($3,864,313) for fiscal year ended December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2013, net cash flows used in operating activities was ($354,970), consisting primarily of a net loss of ($3,865,852). Net cash flows used in operating activities was adjusted by $1,416 for amortization. Net cash flows used in operating activities was further changed by an increase of $42,075 in accrued interest, an increase of $3,114,841 in accrued interest-derivative liability, an impairment expense of $347,302, a decrease of ($13,370) in accounts payable and accrued liabilities and an increase of $18,618 in due to related parties.

For fiscal year ended December 31, 2012, net cash flows used in operating activities was ($520,428), consisting primarily of a net loss of ($481,734). Net cash flows used in operating activities was adjusted by ($229,423) for forgiveness of debt, $50,000 for impairment of oil and gas properties and $236 for depreciation. Net cash flows used in operating activities was further changed by an increase of $37,279 in accrued interest, an increase of $343,264 in accounts payable and accrued liabilities, a decrease of ($247,816) in due to related parties and an increase of $7,766 in prepaid expenses and deposits.

Cash Flows from Investing Activities

For fiscal year ended December 31, 2013, net cash flows from in investing activities was $0. For fiscal year ended December 31, 2012, net cash flows from investing activities was ($2,654) consisting of ($2,841) in intellectual property and $187 in the acquisition of Glob Media, net of cash received.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For fiscal year ended December 31, 2013, net cash flows provided from financing activities was $348,979 compared to $526,539 for fiscal year ended December 31, 2012. Cash flows from financing activities for fiscal year ended December 31, 2013 consisted of $348,979 in proceeds from convertible promissory notes. Cash flows from financing activities for fiscal year ended December 31, 2012 was $526,539 consisting of loans payable.

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

MATERIAL COMMITMENTS

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. During 2013, the Company assigned the entire outstanding balance on this loan to Magna Group LLC.

During fiscal year ended December 31, 2011, we received loan proceeds of $175,000 from an unrelated third party. The loan was evidenced in a promissory note dated May 15, 2011 and maturing November 15, 2011. The promissory note bears interest at the rate of 10% per annum and is due on demand. During 2013, the Company assigned $100,000 of principal plus accrued interest on this loan to WHC and the remaining $75,000 in principal plus accrued interest to CP-US Income Group LLC.

During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum. During 2013, the Company assigned the entire outstanding balance on this loan to CP-US Income Group LLC.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum. During 2013, the Company assigned the entire outstanding balance on this loan to CP-US Income Group LLC.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum. During 2013, the Company assigned the entire outstanding balance on this loan to CP-US Income Group LLC.

During 2012, the Company received loan proceeds of $39,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. During 2013, the Company repaid $5,000 and assigned the remaining outstanding balance of the loan to Tidepool LLC.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $2,319 leaving a total of $53,184 owing on this promissory note at December 31, 2013.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2013 and December 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The financial statements and related notes are included as part of this Report as indexed in the appendix on page F-1.

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

CHANGE IN INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Effective on April 19, 2013, Patrick Rodgers, CPA, PA (“PR”), with address at 309 East Citrus Street, Altamonte Springs, Florida 32701, was engaged to serve as the Company's new independent certifying accountant to audit the Company's financial statements.

Prior to engaging PR, the Company had not consulted PR regarding the application of accounting principles to a specified transaction, completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or a reportable event, nor did the Company consult with PR regarding any disagreements with its prior auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the prior auditor, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The dismissal of De Joya Griffith as the Company’s certifying independent accountant and the engagement of PR as its new certifying independent accountant were both approved by our board of directors.

On January 20, 2014, the Company accepted the resignation of Patrick Rodgers, CPA, P.A. (“Rodgers”) from his engagement to be the independent certifying accountant for the Company.

Effective March 6, 2014, the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Patrick Rodgers, CPA, PA due to Rogers’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Rogers’ clients; the Registrant was not one of the clients for which Rogers was sanctioned. You can find a copy of the order at http://pcaobus.org/Enforcement/Decisions/Documents/2014_Rodgers.pdf

Other than an explanatory paragraph included in Rodgers’ audit report for the Company's fiscal year ended December 31, 2012 relating to the uncertainty of the Company's ability to continue as a going concern, the audit report of Rodgers on the Company's financial statements for the last fiscal year ended December 31, 2012 through January 20, 2014, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's 2012 fiscal year and through the date of this Current Report on Form 10-K, (1) there were no disagreements with Rodgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodgers to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 20, 2014, the Company’s Board of Directors approved the engagement of Terry L. Johnson, CPA, as the Company's independent accountant effective immediately to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended December 31, 2012 and 2011 through January 20, 2014 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Rodgers or a reportable event with respect to Rodgers. The Registrant provided Patrick Rodgers, CPA, PA with an exhibit 16.1 letter to sign but the firm refused to sign the letter.

The report of Terry L. Johnson, CPA on our financial statements for the fiscal year ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2013 and 2012, there were no disagreements between us and Terry L. Johnson, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Terry L. Johnson, CPA, would have caused Terry L. Johnson, CPA to make reference thereto in their reports on our audited financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) /Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

This Annual Report does not include an attestation report of our registered public accounting firm Terry L. Johnson, CPA regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Inherent Limitations on Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our CEO/CFO has concluded that these controls and procedures are not effective at the “reasonable assurance” level.

Changes in internal controls

There were no changes in internal controls for the fiscal year ended December 31, 2013.

AUDIT COMMITTEE REPORT

The Company previously had an Audit Committee with three appointed members. Two members were “independent” within the meaning of Rule 10A-3 under the Exchange Act and were in addition financial experts. As of the date of this Annual Report and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has an Audit Committee. However, the Company intends to appoint new members to the Audit Committee during fiscal year 2014.

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

Our directors and executive officers, their ages and positions held are as follows:

Name	Age	Position with the Company

Richard Elliot-Square	66	Chief Executive Officer/Principal Executive Officer/ Chief Financial Officer, a Director and Compensation Committee member and Nominating Committee chairman as at December 31, 2013

Gerard Danos	37	President, Director

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

Gerard Danos. Mr. Danos is a highly skilled, entrepreneurial-minded businessman who is an accomplished energy-industry professional with a track record of results-driven success in his career. Mr. Danos brings to the Corporation exceptional business acumen coupled with an in-depth knowledge and understanding of the oil and gas industry and its market dynamics. Mr. Danos is also a private investor and currently holds positions with several companies in the oil and gas sector, including chairman & chief executive officer of Lighthouse Petroleum, Inc., a publicly traded company on the OTC Markets that currently operates in Texas and Louisiana. Mr. Danos has successfully restructured and reorganized Lighthouse Petroleum Inc. by overhauling management, drastically reducing debt, and securing revenue-generating oil and gas leases. Mr. Danos previously held positions with Treaty Energy Corporation, an oil and gas exploration company operating in the United States and Central America, where he served in an advisory capacity at its startup and later became its chief operating officer, secretary, and board member. Prior to joining Treaty Energy Corporation, Mr. Danos was owner/principal at St. Catherine’s Hospice, LLC where he helped guide the company from startup to one of the region’s leading hospice providers. Mr. Danos also served as vice president and director for Medico, LLC, a subsidiary of Magnolia Management Corporation, a privately held company that operates more than 65 long-term care facilities throughout Louisiana and Mississippi.

Mr. Danos earned a Bachelor’s Degree from Louisiana State University in Baton Rouge.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

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

Compensation Committee

The Company previously had a Compensation Committee with two appointed members. As of the date of this Annual Report and with the resignation of the prior members of the Board of Directors and executive officers, the Company no longer has a Compensation Committee. However, the Company intends to appoint new members to the Compensation Committee during fiscal year 2014. The Compensation Committee operates under a written charter adopted by the Board of Directors pursuant to a special meeting held on December 18, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for our named executive officers for the two completed fiscal years ended December 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Elliot-Square, current	2013	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	$120,000
CEO/CFO	2012	$25,000	-0-	-0-	-0-	-0-	-0-	-0-	$25,000

(1)
This amount represents fees accrued and/or paid by us to the Named Executive Officers during the past year pursuant to consulting services provided in connection with his position as Chief Executive Officer/Chief Financial Officer:

During fiscal year ended December 31, 2013, we incurred $120,000 in management fees payable to Richard Elliot-Square, our current Chief Executive Officer/Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information for each of our named executive officers as of the end of our last completed fiscal year, December 31, 2013:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS							STOCK AWARDS
Name		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Richard Elliot-Square current	2013	-	-	-	-	-	-	-	-	-
CEO/CFO	2012	-	-	-	-	-	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 4,230,201,560 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership

Directors and Officers:
Richard Elliot Square	10,000,000	-
All executive officers and directors as a group (4 persons)	10,000,000	-
Beneficial Owners Greater than 5%	-	-
___________________
*	Less than one percent.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 4,230,201,560 shares issued and outstanding.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions noted below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2013.

Management Fees

In the year ended December 31, 2013, we incurred $128,766 (December 31, 2012 -$101,041) for management fees to officers and directors. As of December 31, 2013, total amount owed in accrued and unpaid management fees and expenses are $28,136 (December 31, 2012 - $9,518).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During fiscal year ended December 31, 2013, we incurred approximately $20,000 in fees to our principal independent accountant for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2013 and for the review of our financial statements for the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013.

During fiscal year ended December 31, 2012, we incurred approximately $31,815 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for fiscal year ended December 31, 2012 and for the review of our financial statements for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012.

During fiscal year ended December 31, 2013, we did not incur any other fees for professional services rendered by our principal independent accountant for all other non-audit services which may include, but is not limited to, tax-related services, actuarial services or valuation services.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1 (1)	Certificate of Amendment dated December 20, 2012 filed with the Nevada Secretary of State. (10)

3.1 (2)	Certificate of Amendment dated October 17, 2013 filed with the Nevada Secretary of State. (15)

3.1 (3)	Certificate of Amendment dated January 7, 2014 filed with the Nevada Secretary of State. (16)

3.1 (4)	Certificate of Amendment dated February 10, 2014 filed with the Nevada Secretary of State. (18)

3.1 (5)	Certificate of Amendment dated March 13, 2014 filed with the Nevada Secretary of State. (20)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. and Morgan Energy Corp dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

4.7	Magna Group Assignment Agreement dated April 1, 2013 for 12% Convertible Note (11)

4.8	Hanover Holdings Securities Purchase Agreement dated April 15, 2013 for 12% Convertible Note (12)

4.9	Magna Group Assignment Agreement dated May 10, 2013 for 12% Convertible Note (13)

4.10	Hanover Holdings Securities Purchase Agreement dated May 10, 2013 for 12% Convertible Note (14)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Share Exchange Agreement among Morgan Creek Energy Corp., Glob Media Works Inc. and the shareholders of Glob Media Works Inc. (8)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

10.6	Securities Exchange Agreement between the Company and Nola Energy Inc. dated February 27,2014 (19)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

16.1	Letter from DeJoya Griffith and Company, LLC dated November 8, 2012 to the Securities and Exchange Commission regarding statements included in Form 8-K filed November 13, 2012. (9)

16.2	Letter from Patrick Rodgers, CPA, P.A. dated January 21, 2014 to the Securities and Exchange Commission regarding statements included in a Form 8-K filed January 21, 2014 (17)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Form SB-2 filed with the Commission on April 11, 2005.

(2)	Incorporated by reference from Form SB-2/A filed with the Commission on June 14, 2005.

(3)	Incorporated by reference from Form SB-2/A filed with the Commission on January 13, 2006.

(4)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 3, 2008.

(5)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on April 5, 2008.

(6)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on November 5, 2008.

(7)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on August 27, 2010.

(8)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on June 29, 2012.

(9)	Incorporated by reference from Form Current Report on 8 K/A filed with the Commission on November 15, 2012.

(10)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on December 20,2012.

(11)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on May 29, 2013.

(12)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on May 29, 2013.

(13)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on May 29, 2013.

(14)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on May 29, 2013.

(15)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on October 22, 2013.

(16)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on January 10, 2014.

(17)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on January 21, 2014.

(18)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on February 20, 2014.

(19)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on March 5, 2014.

(20)	Incorporated by reference from Form Current Report on 8-K filed with the Commission on March 21, 2014.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAGLIKEME CORP.

Date: April 15, 2014	By:	/s/ Richard Elliot-Square
Richard Elliot-Square
Chief Executive Officer/Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Elliot-Square	Chief Executive Officer,	April 15, 2014
Richard Elliot-Square	Chief Financial Officer

TERRY L. JOHNSON, CPA
406 Greyford Lane
Casselberry, Florida 32707
Phone 407-721-4753
Fax/Voice Message 866-813-3428
E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
TagLikeMe Corp.

I have audited the accompanying consolidated balance sheets of TagLikeMe Corp. as of December 31, 2013 and 2012 and the consolidated statements of operations, consolidated stockholders’ equity, and consolidated cash flows for the years ended December 31, 2013 and 2012, and from October 19, 2004 to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TagLikeMe Corp. as of December 31, 2013 and 2012 and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2013 and 2012, and from October 19, 2004 to December 31, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA
Casselberry, Florida
April 14, 2014

ITEM 1. FINANCIAL STATEMENTS TAGLIKEME CORP.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$1,584	$7,575
Prepaid expenses and other	24	24
Total Current Assets	1,608	7,599

OTHER ASSETS
Equipment, net	1,490	2,906
Goodwill	-	347,302
Total Other Assets	1,490	350,208

TOTAL ASSETS	$3,098	$357,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$441,631	$455,001
Due to related parties (Note 5 )	28,136	9,518
Loans payable (Note 6)	95,360	756,100
Convertible promissory notes (Note 7)	187,443	-
Derivative liability (Note 7)	3,114,841	-
Total Current Liabilities	3,867,411	1,220,618

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value: 4,000,000,000 shares authorized	1,463,327	330,940
2,000,000,000 issued 1,463,327,499 outstanding and 330,940,630 issued and outstanding at December 31, 2013 and December 31, 2012, respectively
Stock Payable	80,903	-
Additional paid-in capital	13,591,580	13,940,520
Accumulated deficit during exploration stage	(19,000,123)	(15,134,271)
Total Stockholders' Deficit	(3,864,313)	(862,811)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$3,098	$357,807

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		From Inception (October 19, 2004) to December 31,
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Investor relations	-	-	921,268
Consulting fees	75,983	143,675	1,100,195
Management fees – related party	128,766	101,041	1,526,250
Management fees - stock based compensation	-	-	2,430,595
Impairment of oil and gas properties	-	-	6,708,952
Office and general	58,345	275,794	1,219,419
Professional fees	98,542	103,368	1,268,483
Total Operating Expenses	361,636	623,878	15,175,162

NET OPERATING LOSS	(361,636)	(623,878)	(15,175,162)

OTHER INCOME (EXPENSE)
Gain on expired oil and gas lease option	-	-	100,000
Impairment of goodwill	(347,302)	-	(347,302)
Financing costs	-	-	(424,660)
Gain on forgiveness of debt	-	229,423	229,423
Abandonment expense	-	(50,000)	(50,000)
Interest expense	(42,073)	(37,279)	(217,581)
Interest expense-derivative	(3,114,841)	-	(3,114,841)
Total other income (expense)	(3,504,216)	142,144	(3,824,961)

NET LOSS	$(3,865,852)	$(481,734)	$(19,000,123)

BASIC & DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,041,468,158	298,515,200

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(FORMERLY Morgan Creek Energy Corp)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (OCTOBER 19, 2004) TO DECEMBER 31, 2013

	Common Stock		Additional	Private	Deficit accumulated during	Total
	Number of Shares	Amount	Paid in Capital	Placement Subscriptions	exploration stage	Stockholders’ Equity
Balance, October 19, 2004	-	$-	$-	$-	$-	$-
Common stock issued for oil and gas property at $0.0075 per share – November 19, 2004	80,000,000	80,000	520,000	-	-	600,000
Capital distribution to founding share holder on acquisition of oil and gas property (Note 4)	-	-	(600,000)	-	-	(600,000)
Common stock issued for cash at $0.0075 per share – November 26, 2004 and December 15, 2004	45,833,330	45,833	297,917	-	-	343,750
Common stock issued for cash at $0.0375 per share – December 15, 2004	8,802,670	8,802	321,298	-	-	330,100
Net loss for the period	-	-	-	-	(23,729)	(23,729)
Balance, December 31, 2004	134,636,000	134,635	539,215	-	(23,729)	650,121
Common stock issued for cash at $0.0375 per share – March 9, 2005	933,330	933	34,067	-	-	35,000
Net loss for the year	-	-	-	-	(204,026)	(204,026)
Balance, December 31, 2005	135,569,330	135,568	573,282	-	(227,755)	481,095
Common stock issued for cash at $0.45 per share – October 16, 2006	3,147,020	3,147	1,413,011	-	-	1,416,158
Common stock issued for oil and gas property at $0.525 per share – October 17, 2006 (Note 4)	666,670	667	349,333	-	-	350,000
Stock-based compensation	-	-	1,527,170	-	-	1,527,170
Restricted common shares cancelled – December 19, 2006	(40,000,000	(40,000	40,000	-	-	-
Net loss for the year	-	-	-	-	(3,918,002)	(3,918,002)
Balance, December 31, 2006	99,383,020	99,382	3,902,796	-	(4,145,757)	(143,579)
Net loss for the year	-	-	-	-	(817,021)	(817,021)
Balance, December 31, 2007	99,383,020	99,382	3,902,796	-	(4,962,778)	(960,600)
Shares for debt at $0.0075 per share – February 13, 2008	25,253,560	25,253	1,868,765	-	-	1,894,018
Shares for debt at $0.063 per share – March 24, 2008	15,285,380	15,285	947,695	-	-	962,980
Common stock issued for cash at $0.0075 per share – July 3, 2008 and October 23, 2008, net of finder’s fees	12,240,000	12,240	884,847	-	-	897,087
Stock based compensation – options	-	-	436,955	-	-	436,955
Net loss for the year	-	-	-	-	(2,021,930)	(2,021,930)
Balance, December 31, 2008	152,161,960	152,160	8,041,058	$-	(6,984,708)	1,208,510

Shares for debt at $0.0025 per share – July 20, 2009	8,200,000	8,200	196,800	-	-	205,000
Common stock issued for cash at $0.0025 per share – September 30, 2009, net of finder’s fees	9,800,000	9,800	231,700	-	-	241,500
Stock based compensation – options	-	-	466,470	-	-	466,470
Subscription proceeds received (Note 9)	-	-	-	1,468,000	-	1,468,000
Net loss for the year	-	-	-	-	(1,860,595)	(1,860,595)
Balance, December 31, 2009	170,161,960	170,160	8,936,028	1,468,000	(8,845,303)	1,728,885

Common stock issued for cash at $0.10 per share – June 11, 2010, net of $7,000 finder’s fees	17,400,000	17,400	1,715,600	(1,468,000)	-	265,000
Common stock issued for cash at $0.05 per share: – June 11, 2010	500,000	500	24,500	-	-	25,000
Common stock issued for property at $0.04 per share: – October 21, 2010	75,000,000	75,000	2,925,000	-	-	3,000,000
Net loss for the year	-	-	-	-	(1,528,882)	(1,528,882)
Balance December 31,2010	263,061,960	263,060	13,601,128	-	(10,374,185)	3,490,003

Net loss for the year	-	-	-	-	(4,278,352)	(4,278,352)
Balance December 31, 2011	263,061,960	263,060	13,601,128	-	(14,652,537)	(788,349)

Common stock issued at $0.006 per share to settle debt of $135,000 – June 15, 2012 ( Notes 7 and 11)	22,500,000	22,500	112,500	-	-	135,000
Common stock issued at $0.006 per share to acquire Glob Media – June 29, 2012 ( Note 3)	45,378,670	45,380	226,892	-	-	272,272
Net Loss for the year	-	-	-	-	(481,734)	(481,734)
Balance, December 31, 2012	330,940,630	330,940	13,940,520	-	(15,134,271)	(862,811)

Stock issued for reduction of convertible debt	1,132,386,869	1,132,387	(348,940)	80,903	-	864,350
Net Loss for the year					(3,865,852)	(3,865,852)
Balance December 31, 2013	1,463,327,499	$1,463,327	$13,591,580	80,903	$(19,000,123)	$(3,864,313)

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From Inception
	For the Years Ended		(October 19, 2004)
	December 31,		To December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,865,852)	$(481,734)	$(19,000,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,416	236	1,652
Stock based compensation	-	-	2,430,595
Write off of management fees	-	(229,423)	(229,423)
Impairment of oil and gas properties	-	50,000	50,000
Abandonment expense	-	-	6,708,952
Impairment of Goodwill	347,302	-	347,302
Derivative expense	3,114,841		3,114,841
Financing costs	-	-	424,660
CHANGES IN OPERATING ASSETS AND LIABILITIES
Accrued Interest	42,075	37,279	90,636
Prepaid expenses and other	-	7,766	(18,786)
Due to related parties accrued	18,618	(247,816)	295,867
Accounts payable and accrued liabilities	(13,370)	343,264	592,904
NET CASH USED IN OPERATING ACTIVITIES	(354,970)	(520,428)	(5,190,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property expenditures, net	-	-	(3,610,003)
Goodwill	-	(2,841)	(2,841)
Proceeds from sale of equity interest in oil and gas property, net	-	-	253,552
Acquisition of Glob Media, net of cash received	-	187	187
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(2,654)	(3,359,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	-	5,021,595
Drilling advances	-	-	759,000
Loan payable advances	-	526,538	701,538
Proceeds from convertible promissory notes	348,979	-	348,979
Payments to related parties	-	-	(1,815,000)
Proceeds from related parties	-	-	3,535,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	348,979	526,538	8,551,612

INCREASE (DECREASE) IN CASH	(5,991)	3,456	1,584
CASH, BEGINNING OF PERIOD	7,575	4,119	-
CASH, END OF PERIOD	$1,584	$7,575	$1,584

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash paid for interest	$-	$-	$48,387
Common stock issued for acquisition of Glob Media	$-	$272,272	$272,272
Net liabilities assumed in acquisition of Glob Media	$-	$272,085	$272,085
Common stock issued for acquisition of oil and gas property	$-	$-	$3,950,000
Transfer of bond against settlement of debt	$-	$-	$25,000
Non-cash sale of oil and gas property	$-	$-	$65,000
Forgiveness of debt	$-	$229,423	$229,423
Common stock issued for settlement of debts	$-	$135,000	$3,196,997
Common stock issued for conversion of notes payable	$1,213,288	$-	$1,213,288

The accompanying notes are an integral part of these financial statements.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

On January 7, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 4,000,000,000 shares, par value $0.001, and to create 20,000,000 shares of blank check preferred stock, par value $0.001 (Referenced in Note 15).

Effective February 10, 2014, our Board of Directors approved the designation of 2,000,000 shares of Series A preferred stock (the "Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Nevada Secretary of State on February 14, 2014 (Referenced in Note 15).

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola. In accordance with the terms and provisions of the Securities Exchange Agreement, the Corporation shall acquire all of the issued and outstanding shares of stock of Nola from its sole shareholder, Gerard Danos, thus making Nola its wholly-owned subsidiary, in exchange for the issuance to Gerard Danos of an aggregate 10,000 shares of its Series A preferred stock of the Corporation. The shares of Series A Preferred Stock have voting rights. Gerard Danos as holder of the Series A preferred stock shall have the right to vote on any matter to be voted on by the stockholders of the Corporation (including any election or removal of the directors of the Corporation) and including to the extent specifically required by Nevada law. The voting rights of all then issued and outstanding shares of Series A preferred stock shall equal two times the voting rights of the then total issued and outstanding shares of common stock.

In further accordance with the terms and provisions of the Securities Exchange Agreement: (i) Gerard Danos shall be appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors; (ii) Richard Elliot-Square shall resign from all officer positions held and retain his position as a member of the Board of Directors until both parties agree as to his resignation; (iii) execution of an executive service agreement between the Corporation and Richard Elliot-Square; and (iv) execution of a settlement agreement between the Corporation and Richard Elliot-Square regarding the settlement of $225,000 in debt due and owing to Richard Elliot Square.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas.

On March 13, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 7,000,000,000 shares, par value $0.001. On March 13, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 7,000,000,000 shares of common stock, par value $0.001 (referenced in Note 15).

Going concern

The Company commenced operations on October 19, 2004 and has not realized any revenues since inception. As of December 31, 2013, the Company has an accumulated deficit of $19,000,123. The ability of the Company to continue as a going concern is dependent on raising capital to fund ongoing operations and carry out its business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. To date the Company has funded its initial operations by way of private placements of common stock and advances from related parties.

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
DECEMBER 31, 2013

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and December 31, 2012 that exceeded federally insured limits.

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

As of December 31, 2013, the Company has 547,009,956 potentially if-converted dilutive shares of common stock that are derived from the outstanding convertible notes payable.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at December 31, 2013, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 3 – BUSINESS ACQUISITION

In accordance with ASC 805, “Business Combinations,” and in particular ASC 805-50-25, the acquisition of Glob Media ("Glob") is accounted for as an asset purchase without goodwill as Glob did not meet the definition of a business per ASC 805 at the time of the acquisition. Assets and liabilities assumed are recorded at their estimated fair values with no goodwill recorded.

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

The purchase price allocation has been determined as follows:

Assets acquired:
Cash and cash equivalents	$187
Prepaid expenses and other	6,237
Equipment	3,143
Goodwill	344,461

Total assets acquired	$354,028

Liabilities assumed:
Accounts payable	$69,756
Loan payable – Due to related party	12,000

Total liabilities assumed	81,756

Net assets acquired	272,272

Purchase price	$272,272

Goodwill of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed (Note 6). At December 31, 2013, management of the Company performed an impairment analysis on the goodwill asset. They determined that goodwill was fully impaired as the Company is currently in the process of changing its business operations from software applications to oil and gas production and therefore recognized an impairment loss of $347,302.

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
ASSETS
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

See Accompanying Notes

TagLikeMe Corp. (A Development Stage Company)
Pro Forma Condensed Consolidated Statement of Operations
For the Six Months Ended June 30, 2012
Expressed in U.S. Dollars
Unaudited - Prepared by Management

	TagLikeMe Corp.	Glob Media Works Inc.	Pro Forma Adjustments and Eliminating Entries (Note 3)		Pro Forma Consolidated TagLikeMe Corp.
Operating expenses
Depreciation	$-	$629		$-	$629
Professional fees	25,173	14,753		-	39,926
Other operating expenses	128,193	40,424		-	168,617
Net loss from operations before other expenses	(153,366)	(55,806)		-	(209,172)

Other expenses
Abandonment expense	(50,000)	-		-	(50,000)
Impairment of software development	-	(635,481)		-	(635,481)
Interest expense	(9,302)	-		-	(9,302)
Net loss for the period	$(212,668)	$(691,287)		$-	$(903,955)

Loss per share – basic and diluted	$(0.00)			$-	$(0.00)

Weighted average number of shares outstanding	264,916,356		(i)	45,378,670	310,295,026
_______________
(i.)	To reflect issuance of 45,378,670 shares of restricted common stock of TagLikeMe Corp. for the acquisition of all of the issued and outstanding shares of Glob Media Works Inc. (Note B).

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

NOTE 5 – EQUIPMENT

Equipment consists of the following at December 31, 2013 and 2012:

	2013	2012
Property and equipment, net	$3,143	$3,143
Less: accumulated depreciation	1,653	237
Property and equipment, net	$1,490	$2,906

Depreciation expense for the year ended December 31, 2013 and the year ended December 31, 2012 was $1,416 and $236, respectively.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 6 – GOODWILL

Pursuant to the share exchange Agreement with Glob Media on June 29, 2012, the Company recorded a goodwill asset of $344,461 (See Note 3 for more information). Goodwill of $344,461 was valued based on the allocation of the deemed purchase price of the shares of Glob Media over the assets acquired and liabilities assumed and will be used in the development of source code to advance the services described above. At December 31, 2013, management of the Company performed an impairment analysis on the goodwill asset. They determined that goodwill was fully impaired as the Company was in the process of changing its business focus from software applications to oil and gas production and therefore recognized an impairment loss of $347,302.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On June 15, 2012, the Company agreed to settle accounts payable debts by issuing 19,000,000 common shares fair valued at $114,000 or $0.006 per share (Note 9).

NOTE 8 – STOCK SPLIT ADJUSTMENT

On July 23, 2012, the Company executed a 5 to 1 forward stock split, which was retrospectively applied to all financial statements. This adjustment did not change total stockholders’ deficit.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

(a) Share Capital

 The Company is authorized to issue 7,000,000,000 shares of common stock with a par value of $0.001 per share.

The Company has 2,000,000,000 common shares issued and 1,463,327,499 common shares outstanding as of December 31, 2013.

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

On July 16, 2012, the Company filed a Certificate of Change with the Nevada Secretary of State in relation to a five for one forward split of the Company’s common stock.

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
DECEMBER 31, 2013

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
DECEMBER 31, 2013

On June 15, 2012, the Company agreed to settle $135,000 of notes and accounts payable debts by issuing 22,500,000 common shares fair valued at $135,000 or $0.006 per share (Notes 7 and 11).

On June 29, 2012, the Company issued 45,378,670 shares of restricted common stock with a value of $272,272 related to the acquisition of Glob Media (Note 3).

On May 7, 2013, the Company issued 17,101,710 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On May 28, 2013, the Company issued 6,427,916 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 10, 2013, the Company issued 4,545,454 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 18, 2013, the Company issued 4,489,338 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On June 25, 2013, the Company issued 4,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 2, 2013, the Company issued 6,080,477 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 16, 2013, the Company issued 6,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 16, 2013, the Company issued 15,584,416 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 17, 2013, the Company issued 12,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 23, 2013, the Company issued 8,471,075 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On July 31, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 6, 2013, the Company issued 18,660,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(c) Other issuances (continued)

On August 7, 2013, the Company issued 13,500,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 26, 2013, the Company issued 21,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On August 29, 2013, the Company issued 20,360,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 5, 2013, the Company issued 22,300,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 9, 2013, the Company issued 8,913,079 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 13, 2013, the Company issued 23,400,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 20, 2013, the Company issued 24,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On September 27, 2013, the Company issued 25,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013.

On October 3, 2013, the Company issued 30,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 9, 2013, the Company issued 30,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 14, 2013, the Company issued 32,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 17, 2013, the Company issued 32,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On October 21, 2013, the Company issued 28,904,615 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 1, 2013, the Company issued 37,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 8, 2013, the Company issued 38,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 8, 2013, the Company issued 22,727,273 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 13, 2013, the Company issued 25,214,285 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 20, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On November 20, 2013, the Company issued 37,878,788 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 22, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On November 29, 2013, the Company issued 43,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 5, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 9, 2013, the Company issued 43,022,729 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 17, 2013, the Company issued 40,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 18, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 19, 2013, the Company issued 85,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 20, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 23, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 23, 2013, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

On December 30, 2013, the Company issued 5,785,714 common shares pursuant to a convertible promissory note. These common shares were outstanding as of December 31, 2013

Common shares issued and not yet outstanding

During the year ended December 31, 2013, the Company issued 536,672,501 common shares that are not yet outstanding as of December 31, 2013. They are as follows:

On May 31, 2013, the Company issued 83,333,333 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On June 14, 2013, the Company issued 26,339,168 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On October 31, 2013, the Company issued 150,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On November 11, 2013, the Company issued 75,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

On December 18, 2013, the Company issued 202,000,000 common shares pursuant to a convertible promissory note. As of December 31, 2013, these common shares were held in escrow and not outstanding.

 TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
DECEMBER 31, 2013

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

The remaining 2,000,000 stock options awarded to two previous directors also expired during the year ended December 31, 2012.

The Company’s stock option activity for the period ended December 31, 2013 is summarized as follows:

	Number of Options	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, December 31, 2011	17,000,000	$0.066	7.21
Granted	-	-	-
Expired – cancelled	(17,000,000)	0.066	-
Exercised	-	-	-

Balance, December 31, 2012	-	-	-
Granted	-	-	-
Expired – cancelled	-	-	-
Exercised	-	-	-

Balance, December 31, 2013	-	$-	-

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2012, $229,423 of amounts due to a former officer and director of the Company were forgiven.

Management Fees

During the years ended December 31, 2013 and 2012, management fees billed to the Company by officers and directors totaled $128,766 and $101,041, respectively. At December 31, 2013 and 2012, the balance due these related parties and unpaid fees totaled $28,136 and $9,518, respectively.

NOTE 12 – LOAN PAYABLE

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. At December 31, 2013, the note principal plus accrued interest of $8,690 totaled $253,690.

During 2012, the Company received loan proceeds of $25,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $1,913 has been accrued for interest as of December 31, 2013.

During 2012, the Company received loan proceeds of $60,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $2,643 has been accrued for interest as of December 31, 2013.

During 2012, the Company received loan proceeds of $99,953 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $986 has been accrued for interest as of December 31, 2013.

During 2012, the Company received loan proceeds of $39,500 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at 10% per annum. At December 31, 2013, the note principal plus accrued interest of $3,530 totaled $43,030.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. At December 31, 2013, the note principal plus accrued interest of $2,319 totaled $53,184.

During 2012, Glob Media received loan proceeds from two shareholders for $15,696 and $221 respectively. The loans are unsecured, bear no interest and have no specific repayment terms.

During the year ended December 31, 2013, the Company entered into twenty Securities Purchase Agreements with six unrelated third parties. The unrelated third parties were assigned $738,630 of the Company’s loans payable debt. Pursuant to the agreement, the terms of the debt were restructured to give convertible features, which are further described in note 13. The Company accrued interest on the loans payable in the amount of $9,600 for the year ended December 31, 2013.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 13 – CONVERTIBLE PROMISSORY NOTES

During the year ended December 31, 2013, the Company entered into twenty convertible note agreements.

On April 1, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $32,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 3 days leading up to the date of conversion. On November 8, 2013, Hanover Holdings,LLC exercised its option to convert $12,500 of debt into 22,727,273 common shares. On November 20, 2013, Hanover Holdings,LLC exercised its option to convert $12,500 of debt into 37,878,788 common shares. On December 9, 2013, Hanover Holdings,LLC exercised its option to convert $7,500 of debt into 43,022,728 common shares.

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

On May 10, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $31,500 convertible note payable due interest at 12% per annum, unsecured, and due December 1, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On December 19, 2013, Hanover Holdings,LLC exercised its option to convert $18,700 of debt into 85,000,000 common shares. On December 27, 2013, Hanover Holdings,LLC exercised its option to convert $15,005 of debt into 54,563,636 common shares

On May 10, 2013, Magna Group, LLC was assigned $100,000 of the Company’s note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with Magna Group, LLC for a $100,000 convertible note payable due interest at 12% per annum, unsecured, and due May 10, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On May 28, 2013, Magna Group, LLC exercised its option to convert $35,000 of debt into 6,427,916 common shares. On June 10, 2013, Magna Group, LLC exercised its option to convert $25,000 of debt into 4,545,454 common shares. On June 18, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 4,489,338 common shares. On June 28, 2013, Magna Group, LLC exercised its option to convert $20,000 of debt into 6,080,477 common shares.

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
DECEMBER 31, 2013

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

On June 14, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital, LLC for a $45,000 convertible note payable due interest at 10% per annum, unsecured, and due May 21, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 55% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On December 27, 2013, WHC Capital, LLC exercised its option to convert $6,670 of debt into 26,339,167 common shares

On July 24, 2013, CP-US Income Group, LLC was assigned $100,000 of the Company’s note payable debt and $6,545 in accrued interest on that note payable debt. In connection with the assignment of debt, the Company entered into a Securities Purchase Agreement with CP-US Income Group, LLC for a $106,545 convertible note payable due interest at 10% per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. On August 26, 2013, CP-US Income Group, LLC exercised its option to convert $8,162 of debt into 5,829,736 common shares. On September 5, 2013, CP-US Income Group, LLC exercised its option to convert $27,875 of debt into 22,300,000 common shares. On September 13, 2013, CP-US Income Group, LLC exercised its option to convert $23,400 of debt into 23,400,000 common shares. On September 20, 2013, CP-US Income Group, LLC exercised its option to convert $20,400 of debt into 24,000,000 common shares. On September 27, 2013, CP-US Income Group, LLC exercised its option to convert $18,750 of debt into 25,000,000 common shares. On October 3, 2013, CP-US Income Group LLC exercised its option to convert $7,958 of debt into 11,369,229 common shares.

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
DECEMBER 31, 2013

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

On October 31, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings LLC for a $14,000 convertible note payable due interest at 12% per annum, unsecured, and due on October 31, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On November 1, 2013, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC for a $133, 705 convertible promissory note payable due interest at 8 % per annum, unsecured, and due November 1, 2014. The $133,705 of debt includes $80,000 in debt assigned from CP-US Income Group pursuant to its convertible promissory note dated July 24, 2013. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion. On November 1, 2013, IBC Funds, LLC exercised its option to convert $19,525 of debt into 37,000,000 common shares. On November 8, 2013, IBC Funds, LLC exercised its option to convert $17,100 of debt into 38,000,000 common shares. On November 12, 2013, IBC Funds, LLC exercised its option to convert $8,825 of debt into 25,214,285 common shares. On November 20, 2013, IBC Funds,, LLC exercised its option to convert $12,000 of debt into 40,000,000 common shares. On November 22, 2013, IBC Funds, LLC exercised its option to convert $12,000 of debt into 40,000,000 common shares. On November 29, 2013, IBC Funds, LLC exercised its option to convert $10,750 of debt into 43,000,000 common shares. On December 5, 2013, IBC Funds, LLC exercised its option to convert $8,000 of debt into 40,000,000 common shares. On December 17, 2013, IBC, LLC exercised its option to convert $8,000 of debt into 40,000,000 common shares. On December 18, 2013, IBC Funds, LLC exercised its option to convert $10,000 of debt into 50,000,000 common shares. On December 20, 2013, IBC Funds, LLC exercised its option to convert $10,000 of debt into 50,000,000 common shares. On December 23, 2013, IBC Funds, LLC exercised its option to convert $10,000 of debt into 50,000,000 common shares. On December 30, 2013, IBC Funds, LLC exercised its option to convert $1,157 of debt into 5,785,715 common shares.

On November 11, 2013, the Company entered into a Securities Purchase Agreement with Hanover Holdings I, LLC for a $9,000 convertible promissory note payable due interest at 12 % per annum, unsecured, and due November 11, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion.

On November 21, 2013, the Company entered into a Securities Purchase Agreement with WHC Capital LLC for a $5,000 convertible note payable due interest at 10% per annum, unsecured, and due on November 21, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On December 17, 2013, the Company entered into a Securities Purchase Agreement with Tidepool LLC for a $21,000 convertible note payable due interest at 8% per annum, unsecured, and due on July 17, 2014. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 51% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

On December 10, 2013, Tidepool LLC was assigned $41,000 of the Company’s notes payable debt. In connection with assignment of the debt, the Company entered into a Securities Purchase Agreement with Tidepool LLC for a convertible note of $41,000 due interest at 10 % per annum, unsecured, and due on January 1. 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 75% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

Conversion of convertible debt

In the year ended December 31, 2013, Magna Group, LLC converted $245,000 of convertible debt and $900 of accrued interest into 62,700,386 common shares, Hanover Holdings LLC converted $64,000 of convertible debt and $4,170 of accrued interest into 243,192,425 common shares, WHC Capital, LLC converted $100,000 of convertible debt and $7,646 of accrued interest into 71,752,246 common shares, CP-US Income LLC converted $260,000 of convertible debt and $51,629 of accrued interest into 326,644,615 common shares, IBC Funds LLC converted $127,357 of convertible debt into 459,000,000 common shares and Tidepool converted $5,000 of convertible debt into 50,000,000 common shares.

The following table summarizes the total outstanding principal on convertible notes payable:

	December 31, 2013	December 31, 2012
Convertible Notes Payable - IBC Funds LLC	$6,348	$-
Convertible Notes Payable - Hanover Holdings I, LLC	54,500	-
Convertible Notes Payable - WHC Capital, LLC	68,240	-
Convertible Notes Payable - Tidepool	57,000	-
Convertible Notes Payable - CP-US Income, LLC	1,355	-
Total Convertible Notes Payable	$187,443	$-

For the years ended December 31, 2013 and 2012, the Company recorded interest expense related to the convertible notes in the amount of $4,274 and $0.

Derivative liability

At December 31, 2013 and December 31, 2012, the Company had $3,114,841 and $0 in derivative liability pertaining to the outstanding convertible notes.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
NOTE 14 – INCOME TAXES

The Company has adopted FASB ASC 740-10, “Income Taxes”. As of December 31, 2013, and 2012 the Company had net operating loss carry forwards of approximately $7,867,943 and $7,470,219 respectively that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforward	$7,867,943	$7,470,219

Total deferred tax assets	4,539,894	4,398,597
Less: Valuation Allowance	(4,539,894)	(4,398,597)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $4,539,894 and $4,398,597 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2013 and 2012.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 14 – INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2013	2012

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.
On January 10, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC for a $175,909 convertible promissory note payable due interest at 10 % per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion.

2.	From January 1, 2014 to the April 11, 2014, the Company issued the following common shares pursuant to the conversion of convertible promissory notes;

On January 10, 2014, IBC Funds LLC exercised its option to convert $2,000 of debt into 10,000,000 common shares.

On January 13, 2014, Hanover Holdings LLC exercised its option to convert $15,000 of debt into 68,181,819 common shares.

On January 14, 2014, WHC Capital LLC exercised its option to convert $13,117 of debt into 51,104,832 common shares.

On January 15, 2014, IBC Funds LLC exercised its option to convert $9,000 of debt into 60,000,000 common shares.

On January 21, 2014, WHC Capital LLC exercised its option to convert $15,785 of debt into 86,100,000 common shares.

On January 22, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On January 22, 2014, Hanover Holdings LLC exercised its option to convert $9,000 of debt into 81,818,182 common shares.

On January 24, 2014, IBC Funds LLC exercised its option to convert $7,000 of debt into 70,000,000 common shares.

On January 28, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On January 30, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On January 30, 2014, WHC Capital LLC exercised its option to convert $8,800 of debt into 80,000,000 common shares.

On February 3, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 4, 2014, Hanover Holdings LLC exercised its option to convert $9,780 of debt and $$2,280 in accrued interest into 88,909,091 common shares.

On February 7, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 10, 2014, WHC Capital LLC exercised its option to convert $3,028 of debt and $2,490 in accrued interest into 27,524,000 common shares.

On February 13, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 14, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 18, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 19, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 20, 2014, Tide Pool Ventures Corporation exercised its option to convert $11,250 of debt into 150,000,000 common shares.

On February 21, 2014, IBC Funds LLC exercised its option to convert $8,800 of debt into 88,000,000 common shares.

On February 25, 2014, IBC Funds LLC exercised its option to convert $13,900 of debt into 139,000,000 common shares.

On February 26, 2014, Tide Pool Ventures Corporation exercised its option to convert $7,750 of debt into 103,333,333 common shares.

On March 13, 2014, IBC Funds LLC exercised its option to convert $10,500 of debt into 70,000,000 common shares.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On March 20, 2014, IBC Funds LLC exercised its option to convert $10,500 of debt into 70,000,000 common shares.

On March 24, 2014, Tide Pool Ventures Corporation exercised its option to convert $12,000 of debt into 160,000,000 common shares.

On March 25, 2014, IBC Funds LLC exercised its option to convert $17,000 of debt into 170,000,000 common shares.

Common shares issued and not yet outstanding

On January 3, 2014, the Company issued 95,436,364 common shares pursuant to a convertible promissory note. As of April 14, 2014, these common shares were held in escrow and not outstanding.

On March 4, 2014, the Company issued 46,666,667 common shares pursuant to a convertible promissory note. As of April 14, 2014, these common shares were held in escrow and not outstanding.

On March 26, 2014, the Company issued 42,000,000 common shares pursuant to a convertible promissory note. As of April 14, 2014, these common shares were held in escrow and not outstanding.

3.	Increase in Authorized Common and Preferred Stock

On January 7, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 4,000,000,000 shares, par value $0.001, and to create 20,000,000 shares of blank check preferred stock, par value $0.001. On January 9, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 4,000,000,000 shares of common stock, par value $0.001, and to create the 20,000,000 shares of blank check preferred stock, par value $0.001 (the “Increase in Authorized”). In accordance with the terms and provisions of the Certificate of Amendment, the Board of Directors is authorized to divide the 20,000,000 shares of preferred stock from time to time into one or more series, and to determine or change by resolution for each such series its designation, the number of shares of such series, the powers, preferences and rights and the qualifications, limitations or restrictions for the shares of such series.

The Increase in Authorized was effective with the Nevada Secretary of State on January 9, 2014 when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on January 7, 2014.

Effective February 10, 2014, the Board of Directors of TagLikeMe Corp., a Nevada corporation (the “Company”) approved that certain designation of 2,000,000 shares of Series A preferred stock (the "Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Nevada Secretary of State on February 14, 2014. The face value of each share of Series A Preferred Stock is $4.00. The foregoing is a summary description of the rights and preferences of the Series A Preferred Stock and does not purport to be complete and is qualified in its entirety by reference to the Designation of Series A Preferred Stock, a form of which is filed hereto as Exhibit 3.2 to this Current Report on Form 8-K and incorporated by reference herein.

On March 13, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 7,000,000,000 shares, par value $0.001. On March 13, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 7,000,000,000 shares of common stock, par value $0.001, (the “Increase in Authorized”). The Increase in Authorized was effective with the Nevada Secretary of State on March 13, 2014 when the Certificate of Amendment was filed. The Increase in Authorized was approved by the Board of Directors and the shareholders holding a majority of the total issued and outstanding shares of common stock on March 13, 2014.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Series A Preferred Stock

The shares of Series A Preferred Stock have certain dividend rights. The holders of the Series A Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available for such purpose, cash dividends (“Dividends”). So long as any Series A Preferred Stock shall remain outstanding: (i) no dividends whatsoever shall be declared or paid upon, nor shall any distribution be made upon, any shares of any other class of stock of the Company, other than a dividend or distribution payable in Common Stock, and (ii) no shares of any class of stock of the Company shall be redeemed by the Company or purchased or otherwise acquired by the Company or any affiliate thereof, unless the Company is current with the dividends set forth above.

The shares of Series A Preferred Stock have voting rights. The holders of the Series A Preferred Stock shall have the right to vote on any matter to be voted on by the stockholders of the Company (including any election or removal of the directors of the Company) and including to the extent specifically required by Nevada law. The voting rights of all then issued and outstanding shares of Series A Preferred Stock shall equal two times the voting rights of the then total issued and outstanding shares of common stock. Each holder of Series A Preferred Stock shall have that number of votes based on the percentage of equity holdings of the Series A Preferred Stock.

The shares of Series A Preferred Stock shall be convertible, at any time, and/or from time to time, into the number of shares of the Company’s common stock, par value $0.001 per share, equal to the price of the Series A Preferred Stock, divided by the par value of the common stock, subject to adjustment as may be determined by the Board of Directors from time to time (the “Conversion Rate”). For example, assuming a $4.00 price per share of Series A Preferred Stock, and a par value of $0.001 per share for common stock, each share of Series A Preferred Stock would be convertible into 4,000 shares of common stock. Such conversion shall be deemed to be effective on the business day (the “Conversion Date”) following the receipt by the Company of written notice from the holder of the Series A Preferred Stock of the holder’s intention to convert the shares of Series A Stock, together with the holder’s stock certificate or certificates evidencing the Series A Preferred Stock to be converted.

The Company may redeem the Series A Preferred Stock at $0.001 per share by providing a five day written notice to the shareholders of the Series A Preferred Stock. In the event the Company provides the Notice of Redemption, the holders of record of the Series A Preferred Stock will have five business days from date of Notice of Redemption to exercise their conversion rights in accordance with above.

4.	Securities Exchange Agreement with Nola

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola. In accordance with the terms and provisions of the Securities Exchange Agreement, the Corporation shall acquire all of the issued and outstanding shares of stock of Nola from its sole shareholder, Gerard Danos, thus making Nola its wholly-owned subsidiary, in exchange for the issuance to Gerard Danos of an aggregate 10,000 shares of its Series A preferred stock of the Corporation. The shares of Series A Preferred Stock have voting rights. Gerard Danos as holder of the Series A preferred stock shall have the right to vote on any matter to be voted on by the stockholders of the Corporation (including any election or removal of the directors of the Corporation) and including to the extent specifically required by Nevada law. The voting rights of all then issued and outstanding shares of Series A preferred stock shall equal two times the voting rights of the then total issued and outstanding shares of common stock.

TAGLIKEME CORP.
(formerly Morgan Creek Energy Corp.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola. In accordance with the terms and provisions of the Securities Exchange Agreement, the Corporation shall acquire all of the issued and outstanding shares of stock of Nola from its sole shareholder, Gerard Danos, thus making Nola its wholly-owned subsidiary, in exchange for the issuance to Gerard Danos of an aggregate 10,000 shares of its Series A preferred stock of the Corporation. The shares of Series A Preferred Stock have voting rights. Gerard Danos as holder of the Series A preferred stock shall have the right to vote on any matter to be voted on by the stockholders of the Corporation (including any election or removal of the directors of the Corporation) and including to the extent specifically required by Nevada law. The voting rights of all then issued and outstanding shares of Series A preferred stock shall equal two times the voting rights of the then total issued and outstanding shares of common stock.

In further accordance with the terms and provisions of the Securities Exchange Agreement: (i) Gerard Danos shall be appointed as the President/Chief Executive Officer, Secretary, Treasurer/Chief Financial Officer and a member of the Board of Directors; (ii) Richard Elliot-Square shall resign from all officer positions held and retain his position as a member of the Board of Directors until both parties agree as to his resignation; (iii) execution of an executive service agreement between the Corporation and Richard Elliot-Square; and (iv) execution of a settlement agreement between the Corporation and Richard Elliot-Square regarding the settlement of $225,000 in debt due and owing to Richard Elliot Square.

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production company. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas. Nola's current leases include:

P.E. White Lease: 1,215 acres in Duval County, TX, with 13 wells, one currently producing Mirando-quality crude and all others viable for production. An estimated 2.5 million barrels of oil are recoverable on the lease.

Bishop Cattle Company Lease: 480 acres in Duval County, with 17 production wells onsite, currently all shut-in. Two wells will be immediately placed back into production, one of which was recently production-tested for 10-12 bpd. There are multiple productive zones on this underdeveloped property.

Moody & West Lease: 183 acres in Duval County with 7 wells, all of which are shut-in but have all produced viable oil from oilsand formations. These wells are believed to have significant reserves remaining behind pipe and undeveloped sands.