Form 10-Q
period 2014-03-31
TagLikeMe Corp.
filed 2014-06-11
CIK 1323143

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the period ended March 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________ to ___________

Commission File No. 000-52139

Nola Energy Inc.
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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 6, 2014
Common Stock, $0.001	4,549,286,560

NOLA ENERGY INC.

Form 10-Q

PART I

ITEM 1. FINANCIAL

NOLA ENERGY INC.
(formerly Taglikeme Corp.)
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

March 31,
2014
ASSETS
CURRENT ASSETS
Cash	$681
TOTAL CURRENT ASSETS	681

TOTAL ASSETS	$681

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$405,914
Due to related parties (Note 4)	245,500
Loans payable (Note 5)	105,577
Convertible promissory notes (Note 6)	92,703
Derivative liability (Note 6)	1,533,647
TOTAL CURRENT LIABILITIES	2,383,341

STOCKHOLDERS’ DEFICIT
Preferred shares $4.00 par value: 2,000,000 shares authorized 10,000 issued and outstanding at March 31, 2014	40,000
Common stock, $0.001 par value: 7,000,000,000 shares authorized 4,489,304,591 issued; 4,230,201,560 outstanding at March 31, 2014, respectively	4,230,199
Additional paid-in capital	(6,652,859)
Accumulated deficit during development stage	-
TOTAL STOCKHOLDERS’ DEFICIT	(2,382,660)

TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$681

The accompanying notes are an integral part of these financial statements.

NOLA ENERGY INC.
(formerly Taglikeme Corp.)
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

From inception (January 16, 2014) to March 31, 2014

GENERAL AND ADMINISTRATIVE EXPENSES	$-

NET OPERATING LOSS	-

OTHER INCOME (EXPENSES)	-

TOTAL OTHER INCOME (EXPENSES)	-

NET LOSS	$-

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC	2,849,176,928

The accompanying notes are an integral part of these financial statements.

NOLA ENERGY INC.
(formerly Taglikeme Corp.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

From inception
(January 16, 2014)
To March 31,
2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-

INCREASE (DECREASE) IN CASH	-
CASH, BEGINNING OF PERIOD	681
CASH, END OF PERIOD	$681

The accompanying notes are an integral part of these financial statements.

NOLA ENERGY INC.
(formerly Taglikeme Corp.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective June 15, 2012, Morgan Creek Energy Corp. effected a name change on the OTC Bulletin Board to TagLikeMe Corp. (the “Company”). The Company is in the process of effecting a name change to Nola Energy Inc. The Company is a development stage company that was organized to enter into the oil and gas industry. The Company intended to locate, explore, acquire and develop oil and gas properties in the United States and within North America. In May 2012, the Company changed its business focus and plan to developing online and mobile content using search and sharing technology.

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

Thus, this Securities Exchange Agreement represents a change in control of the Company and has been treated as a reverse merger whereby the new operating activities of the Company are those solely of Nola. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas. The Company is in the process of effecting a name change to Nola Energy Inc.

On March 13, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 7,000,000,000 shares, par value $0.001. On March 13, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 7,000,000,000 shares of common stock, par value $0.001.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Organization

The operating Company, Nola Energy Inc. was incorporated on January 16, 2014 in the State of Nevada. The Company’s fiscal year end is December 31.

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

Cash and cash equivalents

For the statements of cash flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 that exceeded federally insured limits.

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

As of March 31, 2014, the Company has 1,205,669,062 potentially if-converted dilutive shares of common stock that are derived from the outstanding convertible notes payable.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at March 31, 2014, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Recently Issued Accounting Standards

The Company has adopted all accounting pronouncements issued since December 31, 2007, none of which had a material impact on the Company’s financial statements.

NOTE 3 – STOCKHOLDERS’ EQUITY (DEFICIT)

Share Capital

The Company is authorized to issue 7,000,000,000 shares of common stock with a par value of $0.001 per share.

The Company has 4,489,304,591 common shares issued and 4,230,201,560 common shares outstanding as of March 31, 2014.

Effective February 10, 2014, our Board of Directors approved the designation of 2,000,000 shares of Series A preferred stock (the "Series A Preferred Stock"). The Designation of Series A Preferred Stock was filed with the Nevada Secretary of State on February 14, 2014.

Common shares issued and outstanding

During the three months ended March 31, 2014, the Company issued 2,695,971,257 common shares as follows:

On January 2, 2014, the Company issued 26,339,167 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 2, 2014, the Company issued 54,563,636 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 10, 2014, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 13, 2014, the Company issued 68,181,819 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 14, 2014, the Company issued 51,104,832 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 15, 2014, the Company issued 60,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 21, 2014, the Company issued 86,100,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 22, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 23, 2014, the Company issued 81,818,182 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 24, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 28, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 30, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 30, 2014, the Company issued 80,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 3, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 4, 2014, the Company issued 100,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 4, 2014, the Company issued 88,909,091 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 7, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 10, 2014, the Company issued 27,524 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 13, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 14, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 18, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 19, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 20, 2014, the Company issued 150,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 21, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 25, 2014, the Company issued 139,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 26, 2014, the Company issued 103,333,333 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 13, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 20, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 24, 2014, the Company issued 160,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 25, 2014, the Company issued 170,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 28, 2014, the Company issued 180,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

Common shares issued and not yet outstanding

During the three months ended March 31, 2014, the Company issued 259,103,031 common shares that are not yet outstanding as of March 31, 2014. They are as follows:

On October 31, 2013, the Company issued 95,436,364 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

On November 11, 2013, the Company issued 75,000,000 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

On December 31, 2013, the Company issued 88,666,667 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

Preferred shares issued

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Management Fees

At February 27, 2014, the date of the Securities Purchase Agreement with Nola Energy Inc. which for accounting purposes was treated as a reverse merger, the Company had a due to related party balance of $245,000 which was the result of a management services agreement with the Company’s prior officers and directors. The management service agreement was cancelled upon the execution of the Securities Purchase Agreement with Nola Energy Inc. At March 31, 2014, the Company has a due to related party balance of $245,000. .

NOTE 5 – LOANS PAYABLE

During the three months ended March 31, 2014, the Company entered into one Securities Purchase Agreements with IBC Funds LLC. IBC Funds LLC was assigned $15,000 of the Company’s loans payable debt. Pursuant to the agreement, the terms of the debt were restructured to give convertible features, which are further described in note 6.

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

In the three months ended March 31, 2014, the Company entered into two convertible note agreements.

IBC Funds, LLC

On January 10, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC for a $175,909 convertible promissory note payable, which included an assignment of $15,000 of the Company’s loan payable debt, due interest at 10 % per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion. As of March 31, 2014, IBC Funds, LLC excerised their option to convert $175,909 of convertible debt into 1,699,000,000 shares of the Company’s common stock.

Tidepool Ventures Corporation

On March 3, 2014, the Company entered into a Securities Purchase Agreement with Tidepool Ventures Corporation for an $11,000 convertible note payable due interest at 10% per annum, unsecured, and due on March 3, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion. As of March 31, 2014, Tidepool Ventures Corporation excerised their option to convert $31,000 of convertible debt into 513,333,333 shares of the Company’s common stock.

Conversion of convertible debt

In the three months ended March 31, 2014, Hanover Holdings, LLC converted $31,500 of convertible debt and $2,280 of accrued interest into 238,909,092 common shares, WHC Capital, LLC converted $38,240 of convertible debt and $2,490 of accrued interest into 244,728,832 common shares, IBC Funds, LLC converted $175,909 of convertible debt into 1,699,000,000 common shares, and Tidepool Ventures Corporation converted $31,000 of convertible debt into 513,333,333 common shares. The following table summarizes the total outstanding principle on convertible notes payable:

March 31, 2014

Convertible Notes Payable- Tidepool Ventures Corporation	$32,000
Convertible Notes Payable- Hanover Holdings I, LLC	23,000
Convertible Notes Payable- IBC Funds, LLC	6,348
Convertible Notes Payable- WHC Capital, LLC	30,000
Convertible Notes Payable - CP-US Income, LLC	1,355

Total Convertible Notes Payable	$92,703

Derivative liability

At March 31, 2014, the Company had $1,533,647 in derivative liability pertaining to the outstanding convertible notes which was calculated using the Black Scholes Model.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no other material subsequent events exist.

Convertible Promissory Notes Converted:

On May 8, 2014, Hanover Holdings LLC exercised its option to convert $14,000 of debt into 148,400,000 common shares.

On May 9, 2014, WHC Capital LLC exercised its option to convert $17,068 of debt into 170,685,000 common shares.

Common shares issued and not yet outstanding

On April 24, 2014, the Company issued 280,000,000 common shares pursuant to a convertible promissory note. As of May 9, 2014, these common shares were held in escrow and not outstanding.

Executive Service Agreement

On May 1, 2014, the Board of Directors of Nola Energy Inc. ( formerly TagLikeMe Corp.), a Nevada corporation (the “Corporation”), authorized the execution of that certain six month executive service agreement dated May 1, 2014 (the "Executive Service Agreement") between the Corporation and Richard Eliot-Square, its Chief Executive Officer, Chief Financial Officer and member of the Board of Directors (the "Executive"). The Corporation acknowledged that it had retained the Executive in such capacity since July 1, 2012, and desired to continue to retain the Executive on an independent contractor basis, and the Executive desired to continue to provide such related services to the Company as memoralized in the Executive Service Agreement. In accordance with the terms and provisions of the Executive Service Agreement: (i) the Corporation agreed to pay to the Executive a base monthly salary of $10,225 from July 1, 2012 through April 30, 2014 and confirmed that the aggregate amount due and owing to the Executive from July 1, 2012 through April 30, 2014 was $225,000; (ii) the Corporation agreed thereafter to pay to the Executive a minimum 10% finders' fee and/or commission on consummated transactions introduced by the Executive to the Corporation based upon the negotiated terms of such transactions and as agreed upon by the Executive and the Corporation (the “Executive Fee”); and (iii) the Executive agreed to continue to provide such executive consultant services to the Corporation in his capacity as Chief Executive Officer and Chief Financial Officer focusing on financing, administrative and the organizational structure of the Corporation.

Any party can terminate the Executive Service Agreement upon thirty (30) days written notice (herein called “Notice of Termination”) to the other parties. If the Corporation terminates the Executive Service Agreement prior to the termination date for any reason other than the Executive’s gross negligence, the Corporation shall pay the Executive the amount of the Executive Fee as required monthly up and to the termination date and an amount equal to forty-eight (48) months of Executive Fee from the termination date (the "Severance Pay"). If the Executive terminates the Executive Service Agreement prior to the termination date for any reason, the Corporation shall pay the Executive the severance pay from the date of early termination by the Executive.

Convertible Promissory Note

On May 1, 2014, the Board of Directors further authorized the execution of that certain convertible promissory note dated May 1, 2014 (the "Convertible Note") in the principal amount of $225,000 issued by the Corporation to the Executive. The Convertible Note provided that such amounts due and owing by the Corporation from July 1, 2012 through April 30, 2014 under the Executive Service Agreement would be evidenced in a convertible note, which convertible note would be convertible into shares of common stock of the Company at a discounted rate of 20% of the average trading price of the Corporation's shares of common stock on the OTC Markets for the three trading days prior to the date of receipt by the Corporation of a conversion notice. Under the terms and provisions of the Convertible Note, the Corporation agreed to pay to the order of the Executive the sum of $225,000, which amount represents those funds due and owing to the Executive commencing July 1, 2012 through April 30, 2014 for services rendered in accordance with the terms and provisions of the Executive Services Agreement. The Convertible Note shall not bear interest and is payable upon demand.

The Executive shall have the right, exercisable in whole or in part, to convert the outstanding principal into a number of fully paid and nonassessable whole shares of the Corporation's common stock. The number of whole shares of common stock into which the Convertible Note may be voluntarily converted shall be determined by dividing the aggregate principal amount borrowed by that amount equal to a 20% discount of the average trading price of the Corporation's shares of common stock on the OTC Market three days prior to receipt by the Corporation of a notice of conversion (the “Note Conversion Price”).

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

Nola Energy Agreement

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

Thus, this represents a change in control of the Corporation and a change in business operations. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas. The Company is currently in the process of effecting a name change to Nola Energy Inc.

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

On March 13, 2014, the Board of Directors authorized an increase in the Company's shares of common stock to 7,000,000,000 shares, par value $0.001. On March 13, 2014, the Company filed a Certificate of Amendment with the Nevada Secretary of State to increase its authorized capital to 7,000,000,000 shares of common stock, par value $0.001.

Convertible Promissory Notes

During the three months ended March 31, 2014, the Company elected to assign $15,000 of loans payable to IBC Funds LLC. Pursuant to the agreement, the loans payable notes were converted into convertible promissory notes. In addition, another $171,909 of convertible promissory notes were issued. In the three months ended March 31, 2014, $275,649 of convertible promissory notes including $4,770 in accrued interest were converted into 2,695,971,257 common shares. Subsequent to March 31, 2014, $31,068 of convertible promissory notes were converted into 319,085,000 common shares.

As of the date of this Quarterly Report, there are 4,939,989,591 shares were issued and 4,549,286,560 shares issued and outstanding.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Taglikeme," or “Nola Energy Inc”refers to Nola Energy Inc.

CURRENT BUSINESS OPERATIONS

Nola Energy Inc ( formerly TagLikeMe Corp)

Management recently made the decision to completely discontinue all operations relating to the search engine of TagLikeMe..

On February 27, 2014, the Board of Directors authorized the execution of that certain securities exchange agreement dated February 27, 2014 (the "Securities Exchange Agreement") among the Company, Nola Energy Inc., a private Nevada corporation (the “Nola”), and the shareholders of Nola who hold of record the total issued and outstanding shares of common stock of Nola.

Thus, this represents a change in control of the Corporation and a change in business operations. The Company is currently in the process of effecting a name change to Nola Energy Inc. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production . Nola has purchased leases to multiple oilfield properties primarily in southwest Texas which include:

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

RESULTS OF OPERATION

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

Results of Operation for the period from inception January 16, 2014 to March 31, 2014

For the period from inception January 16, 2014 to March 31, 2014, the new operating company, Nola Energy Inc., did not have any operating activities.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2014

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected balance sheet comparisons between March 31, 2014 and December 31, 2013:

	March 31,	December 31,	$	%
	2014	2013	Change	Change

Working capital	$(2,382,660)	$(3,865,803)	$1,483,143	-38.4%
Cash	$681	$1,584	$(903)	-57.0%
Total current assets	$681	$1,608	$(927)	-57.6%
Total assets	$681	$3,098	$(2,417)	-78.0%
Accounts payable and accrued liabilities	$405,914	$441,631	$(35,717)	-8.1%
Loan payable	$105,577	$95,360	$10,217	(41.3%)
Convertible promissory notes	$92,703	$187,443	$(94,740)	Over 100%
Derivative liability	$1,533,647	$3,114,841	$(1,581,194)	Over 100%
Total current liabilities	$2,383,341	$3,867,411	$(1,484,070)	-38.4%
Total liabilities	$2,383,341	$3,867,411	$(1,484,070)	-38.4%

At March 31, 2014, our working capital deficit decreased as compared to December 31, 2013, primarily as a result of a decrease in derivative liability.

Operating Activities

We have not generated positive cash flows from operating activities. For the period from January 16, 2014 to March 31, 2014, net cash flows used in operating activities was $0.

Investing Activities

Net cash used in investing activities was $-0- for the period from January 16, 2014 to March 31, 2014.

Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity, debt and convertible debt instruments. For the period from January 16, 2014 to March 31, 2014, net cash flows provided by financing activities was $0.

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

MATERIAL COMMITMENTS

In the three months ended March 31, 2014, the Company entered into two convertible note agreements.

On January 10, 2014, the Company entered into a Securities Purchase Agreement with IBC Funds, LLC for a $175,909 convertible promissory note payable, including an assignment of $15,000 of the Company’s loan payable debt, due interest at 10 % per annum, unsecured, and due on demand. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 20 trading days leading up to the date of conversion.

On March 3, 2014, the Company entered into a Securities Purchase Agreement with Tidepool Ventures Corporation for an $11,000 convertible note payable due interest at 10% per annum, unsecured, and due on March 3, 2015. The note is convertible into common shares of the Company at any time from the date of issuance at a conversion rate of 50% of the market price, calculated as the average of the lowest trading prices in the previous 5 days leading up to the date of conversion.

The following table summarizes the total outstanding principle on convertible notes payable:

March 31, 2014

Convertible Notes Payable- Tidepool Ventures Corporation	$32,000
Convertible Notes Payable- Hanover Holdings I, LLC	23,000
Convertible Notes Payable- IBC Funds, LLC	6,348
Convertible Notes Payable- WHC Capital, LLC	30,000
Convertible Notes Payable - CP-US Income, LLC	1,355

Total Convertible Notes Payable	$92,703

Derivative liability

At March 31, 2014, the Company had $1,533,647 in derivative liability pertaining to the outstanding convertible notes.

During 2012, the Company received loan proceeds of $245,000 from an unrelated party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest at September 30, 2013 is $14,865. An assignment of $245,000 was made to third parties leaving a balance outstanding of $14,865 at March 31, 2014.

During 2012, the Company received loan proceeds of $34,500 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $6,453 leaving a total of $40,953 due against this promissory note at March 31, 2014.

During 2013, the Company received loan proceeds of $10,000 from an unrelated third party pursuant to an unsecured promissory note. The promissory note is due on demand and bears interest at a rate of 10% per annum of which a total of $503 has been accrued for interest as of March 31, 2014.

During 2012, Glob Media received loan proceeds of $50,865 from an unrelated third party pursuant to an unsecured promissory note agreement. The promissory note is due on demand and bears interest at 10% per annum. Total accrued interest was $4,869 leaving a total of $55,734 owing on this promissory note at March 31, 2014.

Nola Energy Agreement

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

Thus, this represents a change in control of the Corporation and a change in business operations. The Company is currently in the process of effecting a name change to Nola Energy Inc. Therefore, based on the change in control of the Corporation, the business operations of the Corporation will change to that involving oil and gas exploration and production. Nola has purchased leases to multiple oilfield properties primarily in southwest Texas.

Executive Service Agreement

On May 1, 2014, the Board of Directors of Nola Energy Inc(formerly TagLikeMe Corp.), a Nevada corporation (the “Corporation”), authorized the execution of that certain six month executive service agreement dated May 1, 2014 (the "Executive Service Agreement") between the Corporation and Richard Eliot-Square, its Chief Executive Officer, Chief Financial Officer and member of the Board of Directors (the "Executive"). The Corporation acknowledged that it had retained the Executive in such capacity since July 1, 2012, and desired to continue to retain the Executive on an independent contractor basis, and the Executive desired to continue to provide such related services to the Company as memoralized in the Executive Service Agreement. In accordance with the terms and provisions of the Executive Service Agreement: (i) the Corporation agreed to pay to the Executive a base monthly salary of $10,225 from July 1, 2012 through April 30, 2014 and confirmed that the aggregate amount due and owing to the Executive from July 1, 2012 through April 30, 2014 was $225,000; (ii) the Corporation agreed thereafter to pay to the Executive a minimum 10% finders' fee and/or commission on consummated transactions introduced by the Executive to the Corporation based upon the negotiated terms of such transactions and as agreed upon by the Executive and the Corporation (the “Executive Fee”); and (iii) the Executive agreed to continue to provide such executive consultant services to the Corporation in his capacity as Chief Executive Officer and Chief Financial Officer focusing on financing, administrative and the organizational structure of the Corporation.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of our disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Quarterly Report on Internal Control Over Financial Rporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of the Company’s management, including the chief executive officer and principal financial officer, we evaluated the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

Changes in internal controls

There were no changes in internal controls for the three month period ended March 31, 2014.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2014, the following unregistered sales of securities were made by the Company:

On January 2, 2014, the Company issued 26,339,167 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 2, 2014, the Company issued 54,563,636 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 10, 2014, the Company issued 50,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 13, 2014, the Company issued 68,181,819 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 14, 2014, the Company issued 51,104,832 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 15, 2014, the Company issued 60,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 21, 2014, the Company issued 86,100,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 22, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 23, 2014, the Company issued 81,818,182 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 24, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 28, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 30, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On January 30, 2014, the Company issued 80,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 3, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 4, 2014, the Company issued 100,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 4, 2014, the Company issued 88,909,091 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 7, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 10, 2014, the Company issued 27,524 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 13, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 14, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 18, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 19, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 20, 2014, the Company issued 150,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 21, 2014, the Company issued 88,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 25, 2014, the Company issued 139,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On February 26, 2014, the Company issued 103,333,333 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 13, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 20, 2014, the Company issued 70,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 24, 2014, the Company issued 160,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 25, 2014, the Company issued 170,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

On March 28, 2014, the Company issued 180,000,000 common shares pursuant to a convertible promissory note. These common shares were outstanding as of March 31, 2014.

Common shares issued and not yet outstanding

During the three months ended March 31, 2014, the Company issued 259,103,031 common shares that are not yet outstanding as of March 31, 2014. They are as follows:

On October 31, 2013, the Company issued 95,436,364 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

On November 11, 2013, the Company issued 75,000,000 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

On December 31, 2013, the Company issued 88,666,667 common shares pursuant to a convertible promissory note. As of March 31, 2014, these common shares were held in escrow and not outstanding.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Document

3.1	Articles of Incorporation (1)

3.1 (1)	Certificate of Amendment dated December 20, 2012 filed with the Nevada Secretary of State. (10)

3.1 (2)	Certificate of Amendment dated October 17, 2013 filed with the Nevada Secretary of State. (15)

3.1 (3)	Certificate of Amendment dated January 7, 2014 filed with the Nevada Secretary of State. (16)

3.1 (4)	Certificate of Amendment dated February 10, 2014 filed with the Nevada Secretary of State. (18)

3.1 (5)	Certificate of Amendment dated March 13, 2014 filed with the Nevada Secretary of State. (20)

3.2	Bylaws (1)

4.1	Chapman Oil and Gas Lease (2)

4.2	Hurley Oil and Gas Lease (2)

4.3	Lease Assignment between Geneva Energy Corp. and Morgan Energy Corp dated December 17, 2004 (2)

4.4	Fletcher Lewis Letter (3)

4.5	Fletcher Lewis Consent dated December 31, 2004 (3)

4.6	American News Publishing Letter dated January 13, 2006 (3)

4.7	Magna Group Assignment Agreement dated April 1, 2013 for 12% Convertible Note (11)

4.8	Hanover Holdings Securities Purchase Agreement dated April 15, 2013 for 12% Convertible Note (12)

4.9	Magna Group Assignment Agreement dated May 10, 2013 for 12% Convertible Note (13)

4.10	Hanover Holdings Securities Purchase Agreement dated May 10, 2013 for 12% Convertible Note (14)

10.1	Asset Purchase Agreement between Morgan Creek Energy Corp. and Geneva Energy Corp. Dated December 15, 2004 (1)

10.2	Share Exchange Agreement among Morgan Creek Energy Corp., Glob Media Works Inc. and the shareholders of Glob Media Works Inc. (8)

10.2	Charter of Audit Committee (1)

10.3	Executive Services Agreement between Morgan Creek Energy Corp, Westhampton Ltd., and David Urquhart dated April 30, 2008. (5)

10.4	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp dated October 31, 2008. (6)

10.5	Option Agreement between Morgan Creek Energy Corp. and Westrock Land Corp. dated August 26, 2010 (7)

10.6	Securities Exchange Agreement between the Company and Nola Energy Inc. dated February 27, 2014 (19)

14	Code of Business Conduct (1)

16	Letter of Dale Matheson Carr-Hilton LaBonte LLP Chartered Accountants (4)

16.1	Letter from DeJoya Griffith and Company, LLC dated November 8, 2012 to the Securities and Exchange Commission regarding statements included in Form 8-K filed November 13, 2012. (9)

16.2	Letter from Patrick Rodgers, CPA, P.A. dated January 21, 2014 to the Securities and Exchange Commission regarding statements included in a Form 8-K filed January 21, 2014 (17)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of The Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
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

Date: June 6, 2014	By:	/s/ Gerard Danos
Gerard Danos,
Chief Executive Officer/Chief Financial Officer

NOLA ENERGY INC. ( formerly TAGLIKEME CORP.)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gerard Danos	Chief Executive Officer, Chief Financial Officer	June 6, 2014
Gerard Danos